Form 10-K
period 2025-12-31
Motorola Solutions, Inc.
filed 2026-02-12
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2025 (the last business day of the registrant’s most recently completed second quarter) was approximately $61.0 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 6, 2026 was 165,658,912.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2026 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K (this "Form 10-K").

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
Forward-Looking Statements
Statements in this Form 10-K which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Some of these risks and uncertainties include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” of this Form 10-K and those described elsewhere in this Form 10-K or in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) demand for, growth related to, and benefits of, new products, (c) customer spending and behavior and requests for vendor financing, (d) the impact of our strategy and focus areas, (e) the impact from the loss of key customers, (f) our practice of subcontracting work to other companies to fulfill customer needs, (g) the impact of existing and future regulatory matters on our business, (h) the firmness of each segment's backlog and recognizing backlog as revenue, (i) the competitiveness of the patent portfolio, and (j) the availability and costs of materials and components and the impact of such availability and costs; (2) "Risk Factors," about potential impacts of the risks we face; (3) "Cybersecurity," about potential impacts of risks from cybersecurity threats; (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (5) "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," about the potential return of capital to our shareholders through dividend payments; (6) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of changes in the global trade environment (including tariffs), geopolitical events and volatility in the global supply chain on our business, and our actions in response thereto, (b) the impact of the "One Big Beautiful Bill Act" on our business and federal government customers, (c) the impact of acquisitions and other investments on our business, (d) market growth, demand, spending and resulting opportunities, (e) industry growth and demand, including opportunities resulting from such growth, (f) growth related to, and benefits of, new products, (g) the growth of sales opportunities in our Products and Systems Integration and Software and Services segments, (h) the return of capital to shareholders through dividends and/or repurchasing shares, (i) the impact and success of our business strategy and portfolio, (j) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs, (k) our ability and cost to repatriate funds, (l) the liquidity of our investments, (m) our ability and cost to access the capital markets, (n) our ability to borrow and the amount available under our credit facilities, (o) adequacy of internal resources to fund expected working capital, capital expenditure and cash requirements, (p) future cash flows generated from operations, and future uses of such cash, (q) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term, (r) the ability to meet minimum purchase obligations, (s) the impact of contractual damage claims exceeding the underlying contract value, (t) our ability to sell accounts receivable and the terms and amounts of such sales, (u) the outcome and effect of ongoing and future legal proceedings, and (v) requests for vendor financing; and (7) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk, and (b) future hedging activity and expectations of the Company.

PART I
Item 1: Business
Overview | Solving for safer
Motorola Solutions is a global leader in mission-critical safety and security technologies for public safety, government, including defense, and enterprise customers. Our business is focused on safety and security, driven by our commitment to help create safer communities, safer schools, safer hospitals, safer businesses, and ultimately, safer nations. Grounded in nearly 100 years of close customer and community collaboration, we design and advance technology for more than 100,000 customers in over 100 countries with the goal of making everywhere safer for all.
Our ecosystem of safety and security technologies includes Mission Critical Networks ("MCN"), Video Security and Access Control ("Video") and Command Center. Our strategy is to generate value through our technologies that help meet the changing needs of our customers around the world in protecting people, property and places. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for our customers by uniting these technologies as a comprehensive integrated safety and security system. Our goal is to help dismantle silos and barriers between people and systems, so that data unifies, information flows, operations run and collaboration improves to help strengthen safety and security everywhere.
We support public safety and defense agencies in their mission to protect communities and countries. We additionally serve our growing base of enterprise customers, including schools, hospitals, businesses and stadiums, as the criticality of safety and security becomes increasingly important. Across these diverse sectors, our technologies facilitate the connection between those in need and those who can help, enabling the collaboration that is critical for a more proactive approach to safety and security.
This collaboration is clearly illustrated in a school setting: When a teacher presses a panic button, our technologies can automatically notify local law enforcement, trigger a lockdown to secure all entries, share live video feeds with first responders and send mass notifications to key stakeholders. This integrated workflow helps schools to detect, respond to and resolve safety and security threats faster and more effectively.
We are incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 500 W. Monroe St., Chicago, Illinois 60661.
Business Organization
We manage our business through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, we report net sales across three principal product lines:
•MCN: Infrastructure, mobile ad-hoc network ("MANET") technology, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")), software and AI-powered capabilities. MCN includes installation and integration, backed by managed and support services, to help assure mission-critical communications availability, security and resiliency;
•Video: Cameras (fixed, body-worn, in-vehicle), access control, sensors, infrastructure, video management, video monitoring, software and AI-powered analytics that enable visibility of events and focus attention on what's important, to inform faster and more accurate decisions and actions; and
•Command Center: Command center solutions, software applications and AI-powered capabilities, that unify voice and data from public safety agencies, enterprises and the community, enabling a broad informational view of operations and incidents while helping to accelerate workflows and improve the accuracy, speed and trust of decisions.
Following the acquisition of Silvus Technologies Holdings Inc. (“Silvus”) in August 2025, we renamed our "Land Mobile Radio Communications" technology to "Mission Critical Networks." We combined our legacy Land Mobile Radio portfolio with the newly acquired Silvus and now report net sales under MCN. This name change does not require any financial information to be reclassified from previous periods.
We have invested across these three technologies organically and through acquisitions to evolve our land mobile radio ("LMR") focus and expand our ecosystem of safety and security products and services. Across all three technologies, we offer artificial intelligence ("AI")-powered capabilities and software solutions, services such as cybersecurity subscription services and managed and support services.

The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2025, the segment’s net sales were $7.3 billion, representing 62% of our consolidated net sales.
MCN
Our MCN technology includes infrastructure and devices for LMR, MANET, as well as devices for public safety Long Term Evolution (“LTE”) and public carrier LTE. Our technology enables voice and multimedia collaborations across two-way radio, Wi-Fi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio (TETRA) and Digital Mobile Radio (DMR), as well as other PCR solutions. We also deliver LTE solutions for public safety, government, including defense, and enterprise users with our portfolio of devices operating in both low-band and mid-band frequencies. Additionally, through our MANET and High Frequency (HF) and Very High Frequency (VHF) communications technologies, we support defense, government and disaster relief agency customers that require dynamic, mobile and tactical point-to-point voice and data communications in remote or contested environments without the need for fixed infrastructure.
We believe that public safety, government agencies, including defense, and enterprises continue to trust mission-critical communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to help keep people connected even during the most challenging conditions.
By extending our two-way radios with broadband data capabilities, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to assign work orders and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable our customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.
Primary sources of revenue for this technology come from selling devices and building communications systems, including the installation and integration of our infrastructure equipment within our customers’ operations. The MCN technology within the Products and Systems Integration segment represented 84% of the net sales of the total segment in 2025.
Video
Our Video technology includes video management infrastructure, AI-powered security cameras, including fixed and certain mobile video equipment, as well as on-premises and cloud-based access control solutions. We deploy video security and access control solutions to thousands of government, public safety and enterprise customers around the world, including schools, transportation systems, healthcare centers, public venues, commercial real estate, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers.
Organizations utilize video security and access control to verify critical events or incidents in real time and to provide evidentiary data to investigate an event after it occurs. Our view is that government and public safety customers are increasingly turning to video security technologies to increase visibility, accountability and safety for communities and first responders alike.
The Video technology within the Products and Systems Integration segment represented 16% of the net sales of the total segment in 2025.
Software and Services Segment
In 2025, the segment’s net sales were $4.4 billion, representing 38% of our consolidated net sales.
MCN
MCN services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned communications systems. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
Given the mission-critical nature of our customers’ operational environments, we aim to design the mission-critical networks they rely on for reliability, availability, security and resiliency. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases and data security updates become available, we work with our customers to upgrade software, hardware, or both. This may include site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, on-site or remotely.
The MCN technology within the Software and Services segment represented 58% of the net sales of the total segment in 2025.

Video
Video software includes video network management and access control software, decision management and digital evidence management software, certain mobile video equipment and advanced vehicle location data analysis software, including license plate recognition, site protection, mailroom and visitor management software. Our software is designed to complement video hardware systems, providing end-to-end video security to help keep people, property and places safe.
Our video software integrates AI-powered analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that AI-powered analytics are critical to delivering meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to investigate an important event that occurred in the past. For example, AI-powered analytics can highlight a person at a facility out of hours (unusual activity), locate a missing child at a theme park (appearance search), automate video verification workflows for building access (site protection), flag a vehicle of interest at a school (license plate recognition), send an alert if doors to a restricted area are propped open at a hospital (access control), trigger a school's customized lockdown plan while simultaneously alerting first responders and sharing the school's video footage (decision management) or redact people and objects in video evidence for investigations (digital evidence management).
Our cloud technologies can offer organizations the ability to access, search and manage their video security, intrusion, access control, and mailroom and visitor management systems from a centralized dashboard, accessible on remote devices such as smartphones and laptops via web browser or mobile app. Additionally, our on-premises fixed video systems can be connected to the cloud, enabling our customers to securely access and manage video across their sites from a remote or central monitoring location. We believe that governments, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
Our Video services include our "hardware-as-a-subscription" offerings for law enforcement, simplifying procurement by offering cameras in a predictable subscription. Our body cameras can be paired with either on-premises or cloud-based digital evidence management software and complementary command center products. Our cloud solutions are also sold as-a-service, available from single-year to multi-year hosted services, supporting our customers with upgrades and software enhancements to help ensure system performance and technological advancement. We also provide central monitoring services for customers who prefer a turnkey offering.
The Video technology within the Software and Services segment represented 21% of the net sales of the total segment in 2025.
Command Center
Our Command Center portfolio offers cloud-native, on-premises and hybrid software solutions that support the entire public safety workflow, from the initial 911 call through case closure. Our portfolio includes software applications and AI-powered capabilities that unify voice and data from public safety agencies, enterprises and the community, enabling a broad informational view of operations and incidents while helping to accelerate workflows and improve the accuracy, speed and trust of decisions. Our software serves call takers, dispatchers, first responders, intelligence analysts, records and evidence specialists, detectives, crime analysts, and corrections officers.
Command Center also includes interoperability solutions, ensuring communication across LMR and broadband networks, enabling critical connectivity solutions for both public safety and enterprise customers. We provide flexibility with both cloud-native applications for the command center and devices, as well as cloud features that augment existing on-premises applications, allowing customers to optimize technology investments and adopt a hybrid approach.
The Command Center technology within the Software and Services segment represented 21% of the net sales of the total segment in 2025.

Our Customers and Contracts
We serve government agencies, including defense, state and local public safety agencies, as well as enterprise customers, including schools, hospitals, businesses and stadiums. Our customer base is fragmented and widespread when considering the many levels of government, public safety agency and private sector decision-makers that procure and use our products and services. Serving this global customer base spanning federal, state, county, province, territory, municipal and departmental independent bodies, along with our enterprise and industrial customers, requires a significant go-to-market investment.
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

Our largest customer is the U.S. government (through multiple contracts with its various branches and agencies, including the armed services), representing approximately 8% of our consolidated net sales in 2025. The loss of this customer could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with the U.S. government are long-term in nature. All contracts with the U.S. government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to these contracts and customer relationships, please refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
Payment terms with our customers vary worldwide. Generally, contractual payment terms range from 30 to 45 days from the invoice date within North America and typically do not exceed 90 days from the invoice date in regions outside North America. A portion of our contracts include implementation milestones, such as delivery, installation and system acceptance, which generally take six months to two years to complete. Invoicing the customer is typically dependent on completion of the milestones. We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. Refer to “Part I. Item 1A. Risk Factors” in this Form 10-K for a discussion of risks related to requests by customers to provide vendor financing.
Generally, our contracts do not include a right of return, other than for standard warranty provisions. Due to customer purchasing patterns and the cyclical nature of the markets we serve, our sales historically have tended to be somewhat higher in the second half of the year, with the fourth quarter being the highest.

Competition
We operate in highly competitive markets that are sensitive to technological advances. Competitive factors in these markets include product quality and reliability, technological capabilities, cost-effectiveness and industry experience. In operating in these competitive markets, we have broadened how we work with our customers, expanding from our LMR focus to include an integrated suite of physical security solutions via our Video and Command Center capabilities, complemented by our MANET solutions. The interplay of technologies, guided by our deep knowledge of public safety, government, including defense, and enterprise workflows, delivers customers one connected system to unify their critical communications, video security, access control, data, and analytics streams.
We experience widespread competition from a growing number of existing and new competitors.
Our major competitors within our MCN, Video and Command Center technologies include the following companies:

Technology	Competitor
MCN	Airbus, BK Technologies, DTC, Doodle Labs, Hytera, iCOM, JVCKenwood Corporation, L3Harris Technologies, Persistent Systems, RCA, Samsung, Sepura, Tait, TrellisWare Technologies, Zebra
Video
Axis Communications, Axon Enterprise, Bosch, Brivo, Dahua Technology Company, Eagle Eye Networks, ECAM, Flock, Genetec, Hanwha Group, Hikvision, Honeywell, Johnson Controls, Milestone Systems, NetWatch, Pro-Vigil, Rhombus, Verkada

Command Center
AlertMedia, AT&T, Axon Enterprise, Carbyne, CentralSquare Technologies, Comtech Telecommunications, Everbridge, Hexagon, Intrado, Mark43, Crisis24, Oracle Public Safety, RapidSOS, Tyler Technologies, Versaterm

Other Information
Backlog
Our backlog includes orders that have been received and are believed to be firm. As of December 31, 2025 and December 31, 2024, our backlog was as follows:

	December 31
(In millions)	2025	2024
Products and Systems Integration	$3,812	$4,135
Software and Services	11,930	10,562
	$15,742	$14,697
Approximately $4.8 billion of backlog is expected to be recognized as revenue during 2026. The firmness of such orders is subject to future events that may cause the amount recognized to change.

Recent Acquisitions

Segment	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Video Security and Access Control	Blue Eye	Provider of AI-powered enterprise remote video monitoring ("RVM") services.	$79 million and share-based compensation of $1 million	November 18, 2025
Products and Systems Integration & Software and Services	Mission Critical Networks	Silvus Technologies	Designer and developer of software-defined high-speed MANET technology.	$4.4 billion and share-based compensation of $20 million	August 6, 2025
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers.	$174 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$240 million and share-based compensation of $6 million	February 21, 2025
Software and Services	Command Center	3tc Software	Provider of control room software solutions.	$23 million and share-based compensation of $4 million	October 29, 2024
Software and Services	Command Center	Noggin	Provider of cloud-based business continuity planning, operational resilience and critical event management software.	$92 million and share-based compensation of $19 million	July 1, 2024
Software and Services	Video Security and Access Control	Unnamed vehicle location and management solutions business	Provider of vehicle location and management solutions.	$132 million and share-based compensation of $3 million	July 1, 2024
Products and Systems Integration	Video Security and Access Control	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024
Products and Systems Integration	Video Security and Access Control	IPVideo	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023

Research and Development
We prioritize investments in research and development ("R&D") to expand and improve our products through both new product introductions and continuous enhancements to our core products. Our R&D programs are focused on the development of MCN, Video and Command Center.
R&D expenditures were $970 million in 2025, $917 million in 2024 and $858 million in 2023. As of December 31, 2025, we had approximately 40% of our employees engaged in R&D and engineering globally, with principal facilities in the United States, Poland and Malaysia. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.

Intellectual Property Matters
Patent protection is an important aspect of our operations. We have a portfolio of U.S. and foreign utility and design patents relating to our products, systems and technologies, including developments in radio frequency technology and circuits, wireless network technologies, drone technologies, over-the-air protocols, mission-critical communications, software and services, video security and access control, and next-generation enterprise and public safety. Each year, we also file new patent applications with the U.S. Patent and Trademark Office and foreign patent offices.
We license some of our patents to third parties, but licensing is not a significant source of revenue for our business. We are also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to the license. Motorola Solutions has a royalty-free license under all of the patents and patent applications assigned to Motorola Mobility at the time of the separation of the two businesses in 2011.
We actively participate in the development of standards for interoperable systems. Our patents are used in standards in which our products and services are based. We offer standards-based licenses to those patents on fair, reasonable and non-discriminatory terms.
We believe that our patent portfolio will continue to provide us with a competitive advantage in our core product areas and provide leverage in the development of future technologies. While we are not dependent on a single patent or even a few patents, we do have patents that protect features and functionality of our products and services. While these patents are important, our success also depends upon our extensive know-how, innovative culture, technological leadership and distribution channels. We do not rely solely on patents or other intellectual property rights to protect or establish our market position; however, we will enforce our intellectual property rights when necessary to protect our innovation, or in some cases where attempts to negotiate mutually agreeable licenses are not successful.
We seek to obtain patents, copyright registrations and trademark registrations to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2025, we owned approximately 6,630 granted patents in the U.S. and foreign countries and had approximately 690 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2025, we were granted approximately 295 patents in the U.S. and in foreign countries.
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

Inventory and Raw Materials
Our practice is to carry inventory levels to meet customers' delivery requirements. We provide custom products that require the stocking of inventories and a large variety of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent supplier product life cycles are shorter than ours, stocking of lifetime-buy inventories may be required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
We currently procure certain materials and components, inclusive of memory, from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain single-source suppliers were to become capacity-constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact our financial results. In addition, we import products, materials and components that are subject to import duties, and various trade actions affecting these imported products could have a negative impact on our results of operations. In 2025, the U.S. initiated a series of trade actions that imposed new tariffs and increased existing tariffs on goods imported from various countries, contributing to higher import duties applicable to us in 2025.
We engage with global contract manufacturers who manufacture the majority of our products across a diverse network of manufacturing locations worldwide, including facilities for our products in Mexico and Malaysia. We also manufacture, assemble, customize, stage and integrate products in the U.S.

Labor is generally available in reasonable proximity to our manufacturing facilities and the manufacturing facilities of our largest outsourced manufacturing suppliers. As needed, we may subcontract work to other companies to fulfill customer needs in geographical areas where we do not have coverage or for additional services we do not provide.
Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. In addition, rare earth minerals and other commodities are used in our manufacturing operations. Each of these resources is currently in adequate supply for our operations. Increases in the cost of commodities used in our manufacturing operations and any difficulty in obtaining any of the aforementioned resources could negatively affect our financial results.
For a description of risks related to our supply chain, our utilization of third parties to manufacture our products, and our use of the services of subcontractors, refer to "Part 1. Item 1A. Risk Factors: of this Form 10-K.

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
Certain aspects of our operations and supply chain have become, and are expected to become, increasingly subject to federal, state, local and international laws, regulations and international treaties and industry standards relating to environmental and social impacts, risks and opportunities. For example, in the European Union (the "EU"), the EU Corporate Sustainability Reporting Directive, EU Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce, in staggered timelines, additional due diligence and disclosure requirements addressing sustainability that will apply to us in the coming years.
Radio Spectrum Regulations
Radio spectrum is required to provide wireless voice, data and video communications services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum is allocated to wireless services, including enterprise, public safety and government users. We manufacture and market products and provide services in spectrum bands already allocated by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or hand-held devices. Consequently, our results could be negatively affected by the rules and regulations adopted by regulatory agencies. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities. Conversely, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands (e.g., the sharing of previously dedicated or other spectrum) may require modifications to some of our products so they can continue to be manufactured and marketed. Based on growing demands for broadband, regulators continue to consider repurposing narrowband spectrum to broadband.
Telecommunications Regulations
Certain of our offerings include telecommunications or other communications services that are or may be subject to regulation in various federal, state, and international jurisdictions. For example, we are a provider of selective routing services for 911 calls in the U.S., which subjects us to various regulations, including those for 911 service reliability. As another example, we provide WAVE PTX push-to-talk offerings with and without telecommunications connectivity in various countries internationally. Additional types of regulations applicable to our offerings that include telecommunications or other communications services may include certification or licensing requirements, cybersecurity and incident reporting obligations, and regulatory fee requirements. If we do not comply with applicable rules and regulations, we could be subject to enforcement actions, fines and restrictions on our ability to operate or offer certain of our services.
Artificial Intelligence and Biometrics Regulations
The U.S. federal government and many state and local governments have adopted or are considering laws or regulations governing the use of AI and biometrics, including facial recognition, license plate recognition technology and AI-generated police reports, which in some instances cover certain products and services we offer. Similar laws and regulations are being enacted or considered in some jurisdictions outside the U.S., including the EU. Such regulation could impact a number of our products.
Compliance with the laws currently in effect described above did not have a material effect upon our capital expenditures, earnings or competitive position in 2023, 2024 and 2025. For a description of the risks we face related to these and other regulatory matters, refer to “Part 1. Item 1A. Risk Factors” of this Form 10-K.

Human Capital Management
We have a "people first" philosophy. Our employees are our driving force, drawn from all segments of our global society to make a difference for our customers.
As of December 31, 2025, we employed approximately 23,000 people globally, with 51% in the North America region and 49% in the International region. Of our total global employees, approximately 40% were employed in R&D and engineering.
Our goal is to foster a workplace where our employees feel that their unique perspectives and abilities drive both personal growth and our Company’s success. We believe the next big idea can come from anyone, anywhere, at any time. We are intensely focused on investing in our employees' growth, offering structured mentorship, rotational programs and a wide array of technical and professional development resources. These opportunities empower our teams to network, build critical skills and actively influence the future of public safety, defense and enterprise security.
We strive for business growth by creating a supportive and inclusive environment where employees feel engaged, connected to our business and invested in the collective success of our customers and communities. Our human resources team works with business functional leaders to perform annual talent reviews, assessing every team member's performance and identifying development opportunities. This is complemented by specialized training that enables these leaders to use our corporate values to guide behaviors and lead teams effectively. This comprehensive process fosters growth across our Company by focusing on high-potential talent and rigorous succession planning development for our most critical roles.
As part of our compensation philosophy, we strive to offer and maintain market-competitive wages, incentives and benefits to attract and retain talent, and we review our rewards programs each year in an effort to ensure they are competitive with local market practices in the industries and countries where we operate. Our total rewards package for our global employees includes broad-based stock grants and bonuses, an employee stock purchase plan, healthcare, wellness and retirement benefits, paid parental and family leave, commuter benefits, paid time off (including flexible time off for U.S. exempt employees), flexible work options and other assistance and support for employees going through life-changing events.
We are committed to fostering a culture where all our employees can thrive, our customers and communities are supported and our partners recognize and share in our values. We invest in a broad spectrum of programs each year to support employees globally, including our business councils that are open to all employees to enable networking and engagement across the Company. We continued to see high levels of employee participation in 2025.
The safety of our employees remains a priority, and we continuously strive to provide a safe and injury-free workplace, using our global environmental, health and safety management system to facilitate program and reporting consistency at our sites. Our general approach includes assessing risks and identifying controls through the use of our comprehensive job hazard and risk assessment tool.

Material Dispositions
None.

Available Information
We make available free of charge through the Investor Relations section of our website, www.motorolasolutions.com/investors, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and all other reports and amendments filed with, or furnished to, the SEC simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website, as provided above, are the following corporate governance documents:
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
Risks Related to Our Ability to Grow Our Business
As we introduce new products and services and enhance existing products and services, we may face increased areas of risk related to the success of such products and services that we may not be able to properly assess or mitigate, as well as increased competition and additional compliance obligations, each of which could harm our reputation, market share, results of operations and financial condition or result in additional obligations or liabilities for our business.
The markets for certain products and services of ours are characterized by evolving technologies, industry standards and customer preferences. For example, the software and video security industries have been characterized by rapidly changing customer preferences in favor of cloud solutions and the adoption of AI capabilities. In some cases, it is unclear what specific technology will be adopted in the market or what delivery model will prevail. As another example, there have been and are currently initiatives by governments in several countries to transition public safety communications away from LMR networks onto public mobile broadband networks. While such initiatives have gained limited traction to date, if customers conclude that public mobile broadband networks, potentially augmented with emerging technologies, provide adequate resiliency, coverage, control, and cost for their critical communication needs, it could adversely affect our MCN sales. Our MCN sales could also be adversely affected by evolving technologies created to defeat encryption or our products’ ability to communicate in a contested environment, which could result in our MCN radios becoming less secure or effective. The process of developing new products and services and enhancing existing products and services to meet such evolving technologies, industry standards and customer preferences is complex, costly and uncertain. Any delay by us to effectively, and in a timely manner, introduce new products and services or enhance current products and services, including by accurately predicting technological and business trends, controlling research and development costs or executing our strategy, could significantly harm our reputation, market share, results of operations or financial condition. Many of our products and services are complex and we may experience delays in completing development or introducing new products or services in the future.
In addition, new technologies and new competitors continue to enter our markets at a faster pace than in the past, and customer trends also continue to evolve at a rapid pace, resulting in increased competition. We may continue to face increasing competition from both incumbents and emerging competitors as customer contracts become larger, more complicated, and include an expanded range of services or complex product requirements. For example, with our acquisition of Silvus in August 2025 and expanded defense opportunities, we now face increased competition for certain products and services from startups and defense contractors that may have certain competitive advantages. Another area in which we face significant competition is AI. Other companies may develop AI systems that are similar or superior to our technologies or more cost-effective to develop and deploy, and customer demand for AI-based technologies and analytics may continue to increase at a fast rate. The research and development cost we may incur to compete with such AI systems and meet increased customer demand for AI-based technologies and analytics may increase the cost of our products and services. If we are unable to mitigate these risks, our results of operations, financial condition or reputation may be adversely affected.
Expansion of our products and services may also result in the applicability of new legal and regulatory requirements and compliance obligations, which may increase the costs of doing business or delay or limit the range of new products and services we may be able to offer. Failure to comply with such requirements could result in liabilities, including potential enforcement actions, fines, penalties, product bans or reputational harm.
We use AI in our products and services, and challenges related to the use of AI could subject us to legal liability or additional regulatory oversight, or adversely affect our business, financial condition, results of operations or business reputation.
We expect to increasingly leverage AI, including generative AI, in our products and services. AI may not always operate as intended and if we use AI that is based on data, algorithms, or other inputs that are flawed or insufficient, or if the AI assists in producing content, analyses or recommendations that are or are alleged to be deficient, inaccurate, violative of third-party intellectual property, or biased, our business, financial condition, or results of operations may be adversely affected. Additionally, AI presents emerging ethical issues, and if our use of AI becomes controversial, we may experience reputational harm, legal liability or additional regulatory oversight. Although we work to responsibly meet our customers’ needs for products and services that use AI, including through AI governance programs and internal technology oversight committees, we may still suffer reputational damage as a result of any inconsistencies in the application of the technology or ethical concerns, both of which may generate negative publicity.

Catastrophic events may interrupt our business, or our customers’ or suppliers’ business, which may adversely affect our business, results of operations, financial position, cash flows or stock price.
Our business operations, and the operations of our customers and suppliers, are subject to interruption by natural disasters and extreme weather, flooding, fires, power shortages, the widespread outbreak of infectious diseases and pandemics, terrorist acts or the outbreak or escalation of armed hostilities, and other events beyond our control. The occurrence of any such catastrophic event, and the measures taken in response thereto, could have varied impacts and adversely impact our operations, including through impacts to our workforce and supply chain, inflationary pressures and increased costs (including increased insurance costs), impacts to sources or supply of energy, schedule or production delays, loss of spoilage of inventory, market volatility, physical damage to our facilities or those of our suppliers or customers, and other financial impacts. The impacts of these catastrophic events could have a negative impact on our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, results of operations, financial position, cash flows or stock price.
We expect to continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the inability to realize our business plan with respect to the acquired businesses, (ii) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, including ensuring proper integration of acquired businesses’ legal and regulatory compliance programs, information technology systems and financial reporting and internal control systems, (iii) the challenges in integrating acquired businesses to create the operating platform for physical security, (iv) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (v) the risk that our contractual relationships or the markets served do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (vi) the potential loss of key employees of the acquired businesses, (vii) the risk of diverting the attention of senior management from our operations, (viii) the risks of entering new markets in which we have limited experience, (ix) future impairments of goodwill, (x) the potential loss of intellectual property due to actions of employees in connection with such acquisitions, (xi) the risks of exposure to new patent assertions by third-parties directed at the technologies of the newly acquired businesses, (xii) potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risk, (xiii) the inability to retain customers, distributors, vendors and other business partners of the acquired businesses, (xiv) potential negative reactions from stakeholders, and (xv) exposure to litigation, regulatory or other claims in connection with, or inheritance of claims or other litigation risk as a result of, an acquisition.
Certain acquisition candidates in the industries in which we participate may carry higher relative valuations (based on revenues, earnings, cash flow, or other relevant multiples) than we do. Acquiring a business that has a higher relative valuation than Motorola Solutions may be dilutive to our earnings. In addition, we may choose not to pursue opportunities because they may be highly dilutive to near-term earnings.
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

Risks Related to the Operation of Our Business
If the quality of our products does not meet our customers' expectations or regulatory or industry standards, or our products and services suffer from an actual or perceived systems or service failure, then our results of operations, financial condition, or reputation could be negatively impacted.
Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from suppliers, or from finished products we purchase from other manufacturers, which we then resell to customers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers, particularly in light of the mission-critical nature of our products. Any failure or perceived failure of certain mission-critical products and services we develop for use in areas such as defense, public safety and unmanned systems, could result in litigation by persons alleging harm, such as injuries or loss of life, or economic damage, including property damage. Other impacts of any such pre-shipment and post-shipment quality issues or failures or perceived failures of our mission-critical products and services can include legal, financial and reputational ramifications, such as: (i) delays in the recognition of revenue, loss of revenue or future orders, or revenue reversals, (ii) customer-imposed penalties for failure to meet contractual requirements, (iii) increased costs associated with repairing or replacing products, and (iv) a negative impact on our goodwill and brand name reputation. In some cases, if the quality issue affects the product's performance, safety or regulatory compliance, then such a “defective” product may need to be “stop-built”, “stop-shipped” or recalled. Depending on the nature of the quality issue and the number of products in the field, it could cause us to incur substantial recall or corrective field action costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls and field actions involving regulatory non-compliance could also result in fines and additional costs. Recalls and field actions could result in third-party litigation by persons or companies alleging harm or economic damage as a result of the use of the products or services.
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
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as software and services, from our suppliers. If demand for our products or services increases from our current expectations or if, as we have experienced in the past, suppliers are unable to meet our demand for other reasons, including as a result of supply chain constraints; natural disasters; trade policy decisions, such as new, expanded or retaliatory tariffs, sanctions, quotas, import/export restrictions or trade barriers (including restrictions around rare earth minerals); financial issues or other factors, we have, and could continue to experience an interruption in supply or a significant increase in the price of supply. Recently, we have experienced increased costs on materials and components as a result of the dynamic global supply chain environment. Mitigation actions that we develop going forward, such as working with our global supply base to mitigate our exposure to such risks, may not be successful in counteracting any such increased costs. We expect that any future supply chain effects could also impact our ability to meet customer demand and negatively impact our results of operations.
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
We enter into large, multi-year system and services contracts with municipal, state, and nationwide government and commercial customers. In some cases, we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. Our entry into these contracts exposes us to risks, including among others: (i) technological risks, (ii) risk of defaults by third-parties on whom we are relying for products or services as part of our offering or who are the prime contractors, (iii) financial risks, including potential penalties applicable to us if performance commitments in managed services contracts are not met, the estimates inherent in projecting costs associated with such contracts, the fact that such contracts often only receive partial funding initially and may be cancellable on short notice with limited penalties, our inability to recover front-loaded capital expenditures in long-term managed services contracts, the impact of the termination of funding for a government program or the insolvency of a commercial customer, and the impact of currency fluctuations and inflation, (iv) cybersecurity risks, especially in managed services contracts with public safety and enterprise customers that process data, and (v) political, regulatory or litigation risks, especially related to contracts with government customers (such as with our Airwave contract in the U.K.).
Our employees, customers, suppliers and outsource partners are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
Our customers and suppliers are located throughout the world. In 2025, 28% of our revenue was generated outside of North America. In addition, 49% of our employees were employed outside of North America in 2025. Most of our suppliers' operations are outside the U.S.
A significant amount of manufacturing and research and development of our products, as well as administrative and sales facilities, takes place outside of the U.S. If the operations in these facilities are disrupted, our business, financial condition, results of operations, and cash flows could be negatively impacted.
Because of these sizable sales and operations outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, including but not limited to increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) compliance with and changes in U.S. and non-U.S. laws or regulations related to antitrust and competition (such as the EU Foreign Subsidies Regulation), anti-corruption (such as the Foreign Corrupt Practices Act and the U.K. Bribery Act), trade and country of origin, labor and employment, environmental, health and safety, technical standards and product regulatory considerations, consumer protection, intellectual property, data privacy and data sovereignty, regulated services such as telecommunications, cybersecurity and AI, and drones and counter-unmanned aircraft systems (UAS), (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in securing local country approvals for cash repatriations, (v) reduced financial flexibility given that a significant percentage of our cash and cash equivalents is currently held outside of the U.S., (vi) challenges in collecting accounts receivable, (vii) cultural and language differences, (viii) instability in economic or political conditions, including inflation, recession, government shutdowns, the imposition of sanctions and actual or anticipated military or political conflicts and terrorism, (ix) natural disasters, (x) public health issues or outbreaks or pandemics and (xi) litigation in foreign court systems and foreign enforcement or administrative proceedings.
Further, the benefits we receive under various agreements we have entered into with non-U.S. governments and agencies are tied to the level of operations and/or sales in such foreign jurisdictions. If our operations or sales are not at levels originally anticipated, we may be at risk of having to reimburse benefits already granted, which could increase our cost of doing business in such foreign jurisdictions.
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
We rely on third-parties to develop, design and/or manufacture many of our components and some of our products (including software), and to assist in performing certain IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. As we outsource more of such operations, we are not able to directly control these activities. We could have difficulties fulfilling our orders, our sales and profits could decline, or we could be liable for outsourced actions, exposing us to contractual and regulatory risks, if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack our desired level of performance or service, lack sufficient quality control or fail to deliver quality components, products, services or software on time and at reasonable prices, (iii) there are significant changes in the financial or business condition of such third-parties, (iv) our third-party providers fail to comply with legal or regulatory requirements (such as the Uyghur Forced Labor Protection Act) or fail to timely notify us of information needed for our own compliance, (v) we have difficulties transitioning operations to such third-parties, or (vi) such third-parties are disrupted by external events, such as cyberattacks, natural disasters or extreme weather conditions, public health issues, outbreaks or pandemics, acts of terrorism or political conflicts.

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
We engage subcontractors, including third-party integrators, on many of our contracts and as we expand our technologies, our use of subcontractors has and we anticipate will continue to increase. Our subcontractors may further subcontract performance and may supply third-party products and software from a number of smaller companies. In addition, it is our policy to require our subcontractors and other third-parties with whom we work to operate in compliance with applicable laws, rules and regulations, including our Human Rights Policy (and, in addition, for our suppliers to comply with our Supplier Code of Conduct).
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
We rely on the experience of our senior management, most of whom have been with us for many years and as a result have specific knowledge relating to us and our industry that is difficult to replace, and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management, or an engineer or other key employee, particularly to a competitor, could also place us at a competitive disadvantage. In addition, we face increased demands for technical personnel in areas such as software development, which is an area of particularly high demand for skilled employees. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. In particular, we have faced, and expect to continue to face, intense competition globally for experienced software and cloud computing infrastructure engineers, as well as employees in data science and AI. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees. Our efforts to attract, develop, integrate, and retain highly skilled employees with appropriate qualifications may be compounded by the increased availability of remote working arrangements, which has expanded the pool of companies that can compete for our employees and employment candidates. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, our business could be negatively impacted.

Evolving and sometimes conflicting expectations from investors, customers, lawmakers, regulators and other stakeholders regarding social and sustainability considerations and disclosures may expose us to potential liabilities, increased costs, reputational harm, increased scrutiny from the investment community or enforcement authorities or otherwise adversely impact our business and results of operations.
There are evolving and sometimes conflicting expectations from investors, customers, lawmakers, regulators and other stakeholders on social and sustainability considerations and disclosures, including those related to environmental stewardship, climate change, human capital, forced labor, and workplace conduct and the use cases of our products. Regulators have imposed, and may continue to impose, social and sustainability-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks, including requiring additional reporting that will expand the public's access to our programs and metrics or impose changes to our manufacturing practices, operations and/or product designs. Additionally, some stakeholders may disagree with our goals, initiatives and other actions and the focus of stakeholders may evolve over time. Our business may face higher expectations as well as increased scrutiny related to these activities. Our failure or perceived failure to achieve our goals, further our initiatives, adhere to our public statements, comply with sustainability laws and regulations, or meet evolving and varied stakeholder expectations and standards could harm our reputation, adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community or enforcement authorities or otherwise adversely affect our business and results of operations.
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
Current or future legislation and governmental regulations pertaining to AI, AI-enabled products and the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, the AI Act in the EU became law in August 2024, with key obligations applying in stages through August 2027. The AI Act places significant restrictions on the use of AI for real-time “biometric identification” by law enforcement, and implements significant compliance requirements on the development and use of AI for biometric identification of any kind. Once fully implemented, the AI Act will also place compliance requirements on a variety of other AI uses by law enforcement, as well as on the companies that develop those products, including us. At the same time, the EU is considering several proposals to modify key provisions of the AI Act in order to reduce the burden on businesses, as part of its initiative for regulatory simplification. Other laws related to AI are expected to pass around the globe, including the U.S. and Brazil, in the coming months and years. For example, in recent years, numerous U.S. states considered, and some have adopted, legislation that would establish a comprehensive regulatory framework for the use of AI. Additionally, the EU may enact certain restrictions on the geographic location of AI solutions and domicile location of providers of AI products to customers within the EU.
With respect to biometrics and other analytics, laws such as the Biometric Information Privacy Act in Illinois have restricted the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Additionally, laws such as the California automatic license plate recognition (“ALPR”) statute regulate the use of ALPRs and provide a private right of action to persons who have suffered actual damages from violation of the statute, and we expect to see an increase in state ALPR legislation going forward. The Federal Trade Commission has also pursued enforcement actions against companies for the misuse of biometric information and the use of facial recognition technology without implementing appropriate safeguards. Current or future legislation, governmental regulations, and enforcement actions pertaining to biometrics and other analytics have exposed us to, and we expect will continue to expose us to, regulatory and litigation risks.
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

We are subject to complex and changing laws and regulations in various jurisdictions regarding cybersecurity, privacy, data protection, data sovereignty and information security, which exposes us to increased costs and potential liabilities in the event of any actual or perceived failure to comply with such legal and compliance obligations and could adversely affect our business.
Various jurisdictions have adopted or are expected to introduce new laws and regulations regarding cybersecurity, privacy, data protection, data sovereignty and information security which have impacted, or we expect will impact, us by exposing us to increased costs and potential liabilities. With respect to cybersecurity laws and regulations, in the EU and other jurisdictions we are subject to, and expect to continue to become subject to, increasingly stringent and prescriptive cybersecurity legislation mandating the implementation of distinct cybersecurity risk management measures and obligations to demonstrate our compliance through certification or self-attestations. Such legislation typically includes obligations for ensuring the integrity of our supply chain, including supplier-focused cybersecurity obligations. The cybersecurity legal and regulatory environment is complex and continues to evolve across many jurisdictions. Compliance with these laws and regulations exposes us to increased costs and any noncompliance, whether actual or perceived, could result in potential liabilities.
With respect to privacy and data protection, the EU's General Data Protection Regulation (“GDPR”) strengthened individual privacy rights and enhanced data protection obligations for processors and controllers of personal data. The GDPR includes expansive disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Noncompliance with the GDPR can trigger significant fines.
U.S. federal, state and other foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of personal data. Numerous state governments within the U.S. have enacted their own versions of “GDPR-like” privacy legislation, which has created, and we expect will continue to create, additional compliance challenges, risks, and administrative burdens. A comprehensive U.S. federal privacy law is also in the process of being drafted by the House Privacy Working Group. This, as well as other standalone federal bills, could restrict the ability of companies to collect, store and sell certain types of data, as well as restrict the ability of law enforcement to collect, use and purchase data from companies (for example, ALPR data). It is possible that a one-size fits all compliance program may be difficult to achieve and manage globally, and that we will be forced to comply with a patchwork of inconsistent privacy regulations.
Several other countries in which we operate have established legal requirements for cross-border data transfers. There is also an increasing trend towards data localization policies. Cloud-based solutions may be subject to further regulation with respect to data localization requirements and restrictions on the international transfer of data. If countries implement more restrictive regulations for cross-border personal data transfers (or customers do not permit personal data to leave the country of origin), it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, which could adversely impact our business.
Because the interpretation and application of cybersecurity, privacy, data protection, data sovereignty and information security laws and regulations are complex and still uncertain, it is possible that they may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products, software and services. Any failure or perceived failure by us, our business partners, or third-party service providers to comply with such laws and regulations, or applicable commitments in contracts, could result in proceedings against us by governmental entities or others and significant fines and penalties, and adversely affect our business.
Government regulation of radio frequencies may limit the growth of private, public safety and government narrowband and broadband systems or reduce barriers to entry for new competitors.
Radio spectrum is required to provide wireless voice, data, and video communications services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum is allocated to wireless services, including commercial, public safety and government users. The global demand for wireless communications has grown exponentially, and spurred competition for access among various networks and users. In response, regulators are reassessing the allocations of spectrum among users, including public safety users, and considering whether to change the allocation of certain spectrum bands from narrowband to broadband use, or to require sharing of spectrum bands. Our results could be negatively affected by the rules and regulations adopted by regulators. Our products operate both on licensed and unlicensed spectrum. The loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands (e.g., the sharing of previously dedicated or other spectrum) may require modifications to some of our products so they can continue to be manufactured and marketed.

A portion of our business is dependent upon U.S. government contracts and grants, which have availability of funding, spending levels and priorities that could change, are highly regulated and subject to disclosure obligations and oversight audits by U.S. government representatives and subject to cancellations. Any such changes in availability of funding, spending levels and priorities, disclosure events, audits or noncompliance with such regulations and laws could result in adverse findings and negatively impact our business.
Our business with U.S. government customers depends, in part, upon our customers’ continued expenditures on programs in areas we support such as law enforcement and national security. These expenditures have not remained constant over time, have been and in the future may be reduced in certain periods, and have been and in the future may be affected by efforts to reduce costs generally. Our business with U.S. government customers has been negatively impacted in the past, and may continue to be negatively impacted in the future, by certain of the following factors, among others:
•Government budgetary constraints and decreases or changes in available funding;
•Budget uncertainty, government shutdowns and other potential delays or changes in appropriations or other funding authorization processes;
•Reductions in overall defense spending or a shift in expenditures away from the government customers we support;
•The political environment, changes in national and international priorities and macroeconomic conditions; and
•Changes in public perception of the accuracy of our technology and the appropriate use of our technology by government customers.
Our business with or funded by the U.S. government is subject to specific laws and regulations with numerous and unique compliance requirements relating to formation, administration and performance of U.S. federal or federally funded contracts. These requirements, which may increase or change over time, may increase our performance and compliance costs thereby reducing our margins, which could have an adverse effect on our financial condition. Changes to these compliance requirements could result in our inability to renew or perform under certain contracts. Violations or other failures to comply with these laws, regulations or other compliance requirements could lead to terminations for default, suspension or debarment from U.S. government contracting or subcontracting for a period of time or other adverse actions. Such laws, regulations or other compliance requirements include those related to procurement integrity, export control, U.S. government security and information security regulations, supply chain and sourcing requirements and restrictions, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption, Trade Agreements Act, Buy America Act, other domestic content requirements, and the False Claims Act.
Generally, in the U.S., government contracts and grants are subject to certain voluntary or mandatory disclosure obligations, certifications and oversight audits by government representatives. Such disclosures, certifications or audits could negatively affect or result in adjustments to our contracts. For contracts covered by the Cost Accounting Standards, any costs found to be improperly allocated to a specific contract may not be allowed, and such costs already reimbursed may have to be refunded. Future disclosures, audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of such disclosure events or audits. Negative disclosure or audit findings could also result in investigations, termination of a contract, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. All contracts with the U.S. government can be terminated for convenience by the government at any time.
Certain of the services we offer are subject to telecommunications regulations in various jurisdictions, which expose us to increased costs to address compliance obligations and potential liability in the event of any failure to comply with such regulations, which could result in fines and penalties, reputational harm and adversely affect our business.
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

We are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental product compliance and remediation laws that continue to expand and could impact our ability to grow our business, could subject us to unexpected costs and liabilities and could impact our financial performance.
Our operations and the products we manufacture are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental product compliance and remediation laws. Compliance with such existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, cleanup of, and exposure to certain substances. For example, in the U.S., laws often require parties to fund remedial studies or actions regardless of fault and oftentimes in response to actions or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations, including those resulting from previously or newly discovered environmental issues located at discontinued Company facilities and waste disposal sites formerly used by Company facilities, as well as current and former facilities of companies that we acquire. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.
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
While the 2025 enactment of the One Big Beautiful Bill Act (“OBBBA”) introduced several taxpayer-favorable provisions, such as the restoration of immediate expensing for qualified domestic research and experimental expenditures, it has also added complexity to the U.S. tax code. For example, the interplay between new domestic incentives and modified international provisions, without future comprehensive administrative guidance, creates complexity with respect to our compliance with the OBBBA. Any future guidance or interpretations of the OBBBA, or any actual or perceived noncompliance with the OBBBA by us, could result in an increase to our U.S. tax liability and a resulting adverse impact on our future operating results.
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
We rely extensively on our information systems to manage our business operations. We are subject to attempts to compromise our information technology systems from both internal and external sources. Like all information technology systems, our systems have been in the past, and could be in the future, vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyberattacks, cyber intrusions, computer viruses, security breaches, denial-of-service attacks, ransomware or other malware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, wars, insider threats, human errors and computer and telecommunication failures. As a provider of mission-critical physical security products and services for public safety, defense and enterprise customers in the U.S. and globally, including systems that we operate and maintain for certain customers of ours or as a software-based service, we face additional risk as a potential target of sophisticated attacks aimed at compromising both our company’s and our customers’ sensitive information and intellectual property. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. Our vulnerability and that of our third-party vendors to cyber and other information technology risks may also be increased by factors such as cyberattacks related to geopolitical conflicts (which may be heightened by our global presence). Additionally, the volume, frequency and sophistication of these threats (including through the use of AI) continues to grow and the complexity and scale of the systems to be protected continues to increase. As we continue to integrate the use of AI to enhance our accounting operations and help improve employee productivity and efficiency, we also face enhanced risks and challenges related to cybersecurity and information technology. Like other enterprise software companies, we also use open source software from time to time, which may be more susceptible to vulnerabilities that may not be identified with scanning tools. In an effort to protect against such attacks, we maintain insurance related to cybersecurity risks and employ a number of countermeasures and security controls, including training, audits, encryption, and utilization of commercial information security threat sharing networks. If we fail to effectively manage our cybersecurity, our business, products, and services could suffer from the resulting weaknesses in our infrastructure, systems or controls.
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

If we are unable to adequately protect our intellectual property, or if we, our customers and/or our suppliers are found to have infringed intellectual property rights of third-parties, our competitive position, financial condition or results of operations may be adversely impacted.
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
Additionally, because our products are comprised of complex technology, we have been in the past, and may be in the future, involved in or impacted by assertions, including both requests for licenses and litigation, regarding third-party patents and other intellectual property rights. For example, the development of products operable in accordance with industry standards, such as those related to 4G, 5G, Wi-Fi, audio, video, or various other wireless technologies, may result in third-party patent royalty demands. Third-parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers, seeking a percentage of sales as license fees, broad injunctive relief, or a combination thereof. Many of these assertions are brought by non-practicing entities ("NPEs"), whose principal business model is to secure patent licensing-based revenue from product manufacturing companies. Recent policy changes by the U.S. Patent and Trademark Office related to the Patent Trial and Appeal Board’s inter partes review process could also lead to an increase in such litigation filed by NPEs. Defending claims may be expensive and divert the time and efforts of our management and employees. If we do not succeed in any such litigation, we could be required to pay significant damages, develop non-infringing products or obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our competitive position, financial condition or results of operations. Such licenses, if available at all, may not be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customers or suppliers are subject to a final injunction.
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
In addition, our customers increasingly demand that we indemnify them broadly from all damages and losses resulting from intellectual property litigation against them. These demands may stem from NPEs that engage in patent enforcement and litigation, sometimes seeking royalties and litigation judgments in proportion to the value of the use of our products, rather than in proportion to the cost of our products. Such demands can amount to many times the selling price of our products.
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
In addition, global conflicts, as well as the results of elections or other political conditions such as government shutdowns, have created, and could create in the future, many economic and political uncertainties that impact worldwide markets, including impacts relating to trade policy decisions, such as new or increased tariffs or retaliatory measures imposed or proposed by governments and their trade partners, potential trade wars and related legal challenges or prolonged uncertainty in trade relationships, and threats to national security vulnerabilities linked to country of origin. The length of time these adverse economic and political conditions may persist is unknown.

These global economic and political conditions have impacted and could continue to impact our business, financial condition, results of operations, and cash flows in a number of ways, including:
•Requests by certain of our customers that we provide vendor financing, including in response to financial challenges surrounding state and local governments, which may cause us to retain exposure to the credit quality of our customers who we finance if we are unable to sell these receivables on terms acceptable to us.
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
We are rated investment grade by all three national rating agencies. Any downward changes by the rating agencies to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, an increase in the interest rate payable by us under our credit and term loan facilities, if any amounts are borrowed under any such facility, could negatively affect our operating cash flows. In addition, a downgrade in our credit ratings could limit our ability to: (i) access the capital markets or bank credit markets, (ii) issue commercial paper, (iii) provide performance bonds, bid bonds, standby letters of credit and surety bonds, (iv) hedge foreign exchange risk, (v) fund our foreign affiliates, (vi) sell receivables, and (vii) obtain favorable trade terms with suppliers. In addition, we may avoid taking actions that would otherwise benefit us or our stockholders, such as engaging in certain acquisitions or engaging in stock repurchases, that would negatively impact our credit rating.
Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.
We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on our reported consolidated results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, British pound, Australian dollar and Canadian dollar, has had in the past, and could continue to, cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar has in the past, and could continue to, negatively affect our results of operations.
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
Designed to maintain the confidentiality, integrity and availability of customer and internal company information, our cybersecurity program focuses on protecting our enterprise information systems and the secure development and deployment of our products. We monitor for critical vulnerabilities and threat actor activity, and work to create a unified view to prioritize protecting our critical infrastructure (including potential impacts to key third-party service providers to the Company). The cybersecurity program, which is led by our Vice President of Cybersecurity & Information Technology Infrastructure, holds regular meetings to review ongoing internal information security operations, including by reviewing the Company's information security policies, controls, investigations, and responses. We assess the effectiveness of our cybersecurity program using self-assessments and independent third-party analyses, and evaluate our program using frameworks such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. In addition to these independent third-party analyses, third-parties also provide services to support our cybersecurity in several ways, such as through penetration testing and commercial information security threat sharing networks, and by assisting with tabletop exercises and certain monitoring activities.
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
In addition, we have processes designed to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. Pursuant to our third-party cybersecurity risk assessment program, any outsource partners and suppliers that have access to the Company’s data or customer data complete a risk assessment prior to the Company engaging with such parties. Using the assessments, our cybersecurity program looks to determine any gaps and identified risks, and then appropriate teams within the Company work to track and remediate such risks. These third-party risk assessments are foundational for how we manage and monitor our software supply chain and service providers.
To further complement the processes described above, we maintain insurance related to cybersecurity risks. We maintain a broad portfolio of insurance coverage, leveraging the products of multiple companies to help ensure appropriate protection.

We are subject to attempts to compromise our information technology systems from both internal and external sources. Like all information technology systems, our systems have been in the past, and could be in the future, vulnerable to damage, unauthorized access or interruption from a variety of sources. As of the filing of this Form 10-K, we are not aware of any such attacks that have occurred since the beginning of 2025 that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, if as a result of any future attacks our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate our business, and our business strategy, results of operations or financial condition could be adversely affected. Such attacks, whether or not successful, could damage our reputation and result in significant costs related to, for example, repairing or replacing our IT systems; the loss of critical data; interruptions or delays in our ability, or that of our customers, to perform critical functions; defending against claims for breach of contracts, tort and other civil claims without adequate indemnification from our suppliers; providing time-sensitive notification requirements; and providing modifications or replacements to our products and services. In addition, the volume, frequency and sophistication of these threats (including through the use of AI) continues to grow and the complexity and scale of the systems to be protected continues to increase. See “Risks Related to Information Technology and Intellectual Property” in “Part I. Item 1A. Risk Factors” of this Form 10-K for further information.
Corporate Governance
Our Board has delegated to the Audit Committee the responsibility to oversee risks related to cybersecurity threats. Specifically, subject to oversight by the full Board, the Vice President of Cybersecurity & Information Technology Infrastructure provides the Audit Committee with periodic cybersecurity and information security reports, including recent cybersecurity incidents and the potential threat landscape pertaining to the cybersecurity of our products and operations. Annually, the Vice President of Audit Services also reviews the results of the ERM assessment with the Audit Committee. In addition, a subset or the full group of certain individuals, such as our Chief Information Officer, Vice President of Cybersecurity & Information Technology Infrastructure, and Data Protection Officer, present at least once per year to the Audit Committee regarding cybersecurity and data privacy risk topics. The full Board is regularly informed about such risks through Audit Committee reports and presentations.
Our Vice President of Cybersecurity & Information Technology Infrastructure, along with the respective teams, are in charge of assessing and managing our risks related to cybersecurity, including by setting our strategy, policies, standards and processes in these areas, as further described above under “Risk Management & Strategy.” Utilizing the processes noted above, these teams remain informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.
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

Item 2: Properties
As of February 6, 2026, the material properties that we used in connection with our business, serving all segments, are as follows. We believe these properties are suitable and adequate for our current business operations.

Location	Approximate Operating Size in Sq. Ft. (In thousands)	Owned vs. Leased	Purpose
Elgin, Illinois, U.S.	301	Leased	Manufacturing, assembly, staging and distribution
Schaumburg, Illinois, U.S.	282	Leased	Research & development and customer support
Penang, Malaysia	234	Leased	Distribution, research & development and corporate administrative
Krakow, Poland	191	Leased	Research & development and corporate administrative
Plantation, Florida, U.S.	172	Leased	Research & development and corporate administrative
Tel Aviv, Israel	139	Leased	Research & development and corporate administrative
Allen, Texas, U.S.	138	Owned	Research & development and corporate administrative
Schio, Italy	125	Leased	Manufacturing, engineering and administrative
Chicago, Illinois, U.S.	102	Leased	Corporate administrative (global headquarters)
Los Angeles, California, U.S.	86	Leased	Research & development, manufacturing and administrative
Vancouver, BC, Canada	70	Leased	Research & development and corporate administrative

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

Item 4: Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following are the persons who are the executive officers of the Company, their ages, and current titles as of February 12, 2026 and the positions they have held during the last five years with the Company or as otherwise noted:
Gregory Q. Brown; age 65; Chairman and Chief Executive Officer since May 3, 2011.
Katherine Maher, age 43; Corporate Vice President and Chief Accounting Officer since March 14, 2022; Vice President and Corporate Controller from November 2021 to March 2022; and Finance Director, North America Credit & Systems Integration, from July 2020 to November 2021.
John P. "Jack" Molloy; age 54; Executive Vice President and Chief Operating Officer since November 18, 2021 and Executive Vice President, Products and Sales from August 2018 to November 2021.
Kathryn Moore; age 53; Senior Vice President, Human Resources since January 1, 2025; Corporate Vice President, Human Resources from February 2022 to December 2024; and Vice President, Human Resources from June 2019 to February 2022.
Rajan S. Naik; age 54; Senior Vice President, Strategy and Ventures, since December 2017.
James A. Niewiara; age 57; Senior Vice President, General Counsel since February 1, 2023; and Senior Vice President, Commercial Law, Litigation, Antitrust & Intellectual Property from April 2020 to January 2023.
Mahesh Saptharishi; age 48; Executive Vice President and Chief Technology Officer since November 18, 2021; Senior Vice President, Software Enterprise and Mobile Video, and Chief Technology Officer from June 2021 to November 2021; Chief Technology Officer & Senior Vice President, Software Enterprise from April 2021 to June 2021; and Senior Vice President, Chief Technology Officer from February 2019 to April 2021.
Jason J. Winkler; age 51; Executive Vice President and Chief Financial Officer since July 1, 2020.
Cynthia M. Yazdi; age 61; Senior Vice President, Chief of Staff to the Chairman and CEO since August 18, 2025; Senior Vice President, Communications & Brand from February 2022 to August 2025; Senior Vice President, Chief of Staff, Communications & Brand and Motorola Solutions Foundation from November 2021 to February 2022; and Senior Vice President, Chief of Staff, Marketing and Communications and Motorola Solutions Foundation from August 2018 to November 2021.
The above executive officers will serve as executive officers of the Company until the regular meeting of the Board of Directors in May 2026 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange and trades under the symbol "MSI." The number of stockholders of record of its common stock on February 6, 2026 was 15,632. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
During 2025, we declared regular quarterly dividends of $1.09 per share of our common stock for each of the first three quarters of fiscal 2025, and $1.21 per share of our common stock for the fourth quarter of fiscal 2025. While we expect to continue to pay comparable regular quarterly dividends in 2026, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.
Unregistered Sales of Equity Securities
On November 18, 2025, the Company issued 2,146 shares of common stock in connection with the acquisition of Blue Eye to certain former shareholders of the corporation. The stock was issued for an aggregate grant fair value of $1 million that will be expensed over an average service period of two years. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
09/26/2025 to 10/23/2025	275,067	$451.25	275,067	$1,449,245,273
10/24/2025 to 11/20/2025	675,898	$395.02	675,898	$1,182,253,478
11/21/2025 to 12/30/2025	266,849	$370.72	266,849	$1,083,326,456
Total	1,217,814	$402.40	1,217,814

(1)
Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Consolidated Statement of Stockholders' Equity for the year ended December 31, 2025.

(2)
As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2025, the Company had used approximately $16.9 billion to repurchase shares, leaving approximately $1.1 billion of authority available for future repurchases.

Performance Graph
The following graph compares the five-year cumulative total shareholder returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2020 and reflects the reinvestment of dividends.

Five-Year Performance Graph
$360
$320
$280
$240
$200
$160
$120
$80
Price
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Motorola Solutions
S&P 500
S&P Communications

Years Ended December 31	2020	2021	2022	2023	2024	2025
Motorola Solutions	$100.00	$161.91	$155.74	$191.61	$285.73	$239.54
S&P 500	100.00	128.68	105.36	133.03	166.28	195.98
S&P Communications Equipment	100.00	151.31	121.24	146.05	201.64	241.63

Item 6: [Reserved.]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2025 and 2024 and results of operations and cash flows for each of the three years in the period ended December 31, 2025. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”

Executive Overview
Our Business
Motorola Solutions is a global leader in mission-critical safety and security technologies for public safety, government, including defense, and enterprise customers. Our business is focused on safety and security driven by our commitment to help create safer communities, safer schools, safer hospitals, safer businesses, and ultimately, safer nations. Grounded in nearly 100 years of close customer and community collaboration, we design and advance technology for more than 100,000 customers in over 100 countries, with the goal of making everywhere safer for all.
Our ecosystem of safety and security technologies is managed through two segments: "Products and Systems Integration" and Software and Services". Within these segments, we have three principal product lines in which we report net sales: Mission Critical Networks ("MCN"), Video Security and Access Control ("Video") and Command Center. Our strategy is to generate value through our technologies that help meet the changing needs of our customers around the world in protecting people, property and places. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for our customers by uniting these technologies as a comprehensive integrated safety and security system. Our goal is to help dismantle silos and barriers between people and systems, so that data unifies, information flows, operations run and collaboration improves to help strengthen safety and security everywhere.
We have invested across these three technologies organically and through acquisitions to evolve our land mobile radio ("LMR") focus and expand our ecosystem of safety and security products and services. Across all three technologies, we offer artificial intelligence ("AI")-powered capabilities and software solutions, services such as cybersecurity subscription services and managed and support services.
We support public safety and defense agencies in their mission to help protect communities and countries. We additionally serve our growing base of enterprise customers, including schools, hospitals, businesses and stadiums, as the criticality of safety and security becomes increasingly important. Across these diverse sectors, our technologies facilitate the connection between those in need and those who can help, enabling the collaboration that is critical for a more proactive approach to safety and security.
This collaboration is clearly illustrated in a school setting: When a teacher presses a panic button, our technologies can automatically notify local law enforcement, trigger a lockdown to secure all entries, share live video feeds with first responders and send mass notifications to key stakeholders. This integrated workflow helps schools to detect, respond to and resolve safety and security threats faster and more effectively.
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2025, the segment’s net sales were $7.3 billion, representing 62% of our consolidated net sales.
MCN
Our MCN technology includes infrastructure and devices for LMR, mobile ad-hoc network ("MANET") technology, as well as devices for public safety Long Term Evolution (“LTE”) and public carrier LTE. Our technology enables voice and multimedia collaborations across two-way radio, Wi-Fi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio (TETRA) and Digital Mobile Radio (DMR), as well as other professional and commercial radio ("PCR") solutions. We also deliver LTE solutions for public safety, government, including defense, and enterprise users, with our portfolio of devices operating in both low-band and mid-band frequencies. Additionally, through our MANET and High Frequency (HF) and Very High Frequency (VHF) communications technologies, we support defense, government and disaster relief agency customers that require dynamic, mobile and tactical point-to-point voice and data communications in remote or contested environments without the need for fixed infrastructure.
We believe that public safety, government agencies, including defense, and enterprises continue to trust mission-critical communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to help keep people connected even during the most challenging conditions.
By extending our two-way radios with broadband data capabilities, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to assign work orders and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable our customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.

Primary sources of revenue for this technology come from selling devices and building communications systems, including the installation and integration of our infrastructure equipment within our customers’ operations. The MCN technology within the Products and Systems Integration segment represented 84% of the net sales of the total segment in 2025.
Video
Our Video technology includes video management infrastructure, AI-powered security cameras including fixed and certain mobile video equipment, as well as on-premises and cloud-based access control solutions. We deploy video security and access control solutions to thousands of government, public safety and enterprise customers around the world, including schools, transportation systems, healthcare centers, public venues, commercial real estate, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers.
Organizations utilize video security and access control to verify critical events or incidents in real-time and to provide evidentiary data to investigate an event after it occurs. Our view is that government and public safety customers are increasingly turning to video security technologies to increase visibility, accountability and safety for communities and first responders alike.
The Video technology within the Products and Systems Integration segment represented 16% of the net sales of the total segment in 2025.
Software and Services Segment
In 2025, the segment’s net sales were $4.4 billion, representing 38% of our consolidated net sales.
MCN
MCN services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned communications systems. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
Given the mission-critical nature of our customers’ operational environments, we aim to design the mission-critical networks they rely on for reliability, availability, security and resiliency. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases and data security updates become available, we work with our customers to upgrade software, hardware, or both. This may include site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, on-site or remotely.
The MCN technology within the Software and Services segment represented 58% of the net sales of the total segment in 2025.
Video
Video software includes video network management and access control software, decision management and digital evidence management software, certain mobile video equipment and advanced vehicle location data analysis software, including license plate recognition, site protection, and mailroom and visitor management software. Our software is designed to complement video hardware systems, providing end-to-end video security to help keep people, property and places safe.
Our video network management software integrates AI-powered analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that AI-powered analytics are critical to delivering meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to investigate an important event that occurred in the past. For example, AI-powered analytics can highlight a person at a facility out of hours (unusual activity), locate a missing child at a theme park (appearance search), automate video verification workflows for building access (site protection), flag a vehicle of interest at a school (license plate recognition), send an alert if doors to a restricted area are propped open at a hospital (access control), trigger a school's customized lockdown plan while simultaneously alerting first responders and sharing the school's video footage (decision management) or redact people and objects in video evidence for investigations (digital evidence management).
Our cloud technologies can offer organizations the ability to access, search and manage their video security intrusion, access control, mailroom and visitor management systems from a centralized dashboard, accessible on remote devices such as smartphones and laptops via web browser or mobile app. Additionally, our on-premises fixed video systems can be connected to the cloud, enabling our customers to securely access and manage video across their sites from a remote or central monitoring location. We believe that governments, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.

Our Video services include our "hardware-as-a-subscription" offerings for law enforcement, simplifying procurement by offering cameras in a predictable subscription. Our body cameras can be paired with either on-premises or cloud-based digital evidence management software and complementary command center products. Our cloud solutions are also sold as-a-service, available from single-year to multi-year hosted services, supporting our customers with upgrades and software enhancements to help ensure system performance and technological advancement. We also provide central monitoring services for customers who prefer a turnkey offering.
The Video technology within the Software and Services segment represented 21% of the net sales of the total segment in 2025.
Command Center
Our Command Center portfolio offers cloud-native, on-premises and hybrid software solutions that support the entire public safety workflow, from the initial 911 call through case closure. Our portfolio includes software applications and AI-powered capabilities that unify voice and data from public safety agencies, enterprises and the community, enabling a broad informational view of operations and incidents while helping to accelerate workflows and improve the accuracy, speed and trust of decisions. Our software serves call takers, dispatchers, first responders, intelligence analysts, records and evidence specialists, detectives, crime analysts, and corrections officers.
Command Center also includes interoperability solutions, ensuring communication across LMR and broadband networks, enabling critical connectivity solutions for both public safety and enterprise customers. We provide flexibility with both cloud-native applications for the command center and devices, as well as cloud features that augment existing on-premises applications, allowing customers to optimize technology investments and adopt a hybrid approach.
The Command Center technology within the Software and Services segment represented 21% of the net sales of the total segment in 2025.
2025 Financial Results
•Net sales were $11.7 billion in 2025 compared to $10.8 billion in 2024.
•Operating earnings were $3.0 billion in 2025 compared to $2.7 billion in 2024.
•Net earnings attributable to Motorola Solutions, Inc. were $2.2 billion, or $12.75 per diluted common share in 2025, compared to earnings of $1.6 billion, or $9.23 per diluted common share in 2024.
•Our operating cash flow was $2.8 billion in 2025 compared to $2.4 billion in 2024.
•We returned approximately $1.9 billion of capital to shareholders, in the form of $728 million in dividends and $1.2 billion in share repurchases in 2025.
•We increased our quarterly dividend by 11% to $1.21 per share in November 2025.
•We ended 2025 with a backlog position of $15.7 billion, up $1.0 billion compared to 2024.
Segment Financial Highlights
•In the Products and Systems Integration segment, net sales were $7.3 billion in 2025, an increase of $370 million, or 5%, compared to $6.9 billion in 2024. On a geographic basis, net sales increased in both the North America and International regions. Operating earnings were $1.8 billion in 2025, compared to $1.7 billion in 2024. Operating margins were 24.3% in both 2025 and 2024 primarily driven by higher sales, improved gross margins and a gain related to the Hytera litigation, partially offset by higher employee incentive costs and an increase in intangible amortization expenses.
•In the Software and Services segment, net sales were $4.4 billion in 2025, an increase of $495 million, or 13%, compared to $3.9 billion in 2024. On a geographic basis, net sales increased in both the North America and International regions. Operating earnings were $1.2 billion in 2025, compared to $1.0 billion in 2024. Operating margins increased in 2025 to 27.7% from 25.7% in 2024 primarily driven by higher sales and improved operating leverage, partially offset by higher expenses associated with acquired businesses and higher employee incentive costs.

Recent Events
Macroeconomic Environment Update
The current global trade environment is complex and evolving. In 2025, the U.S. initiated a series of trade actions which imposed new tariffs and increased existing tariffs on goods imported from various countries, contributing to a global trade landscape subject to evolving tariffs, import/export regulations, including restrictions around rare earth minerals, trade barriers and trade disputes. We continue to monitor the impact of the current trade environment, including tariffs implemented under the International Emergency Economic Powers Act (IEEPA), for the impacts of policy volatility, pending judicial outcomes, and evolving geopolitical events that may impact our supply chain costs and operational efficiency. In addition, we are observing shifting dynamics in the memory market driven by substantial demand from the AI data center sector. As a result, we continue to observe elevated volatility and uncertainty around the global supply chain.

We engage with global suppliers across a diverse network of locations around the world. We continue to work with our global supply base to mitigate our exposure to the risks to global reciprocal (and sectoral) tariffs, navigate import/export regulations that have developed, and which may continue to develop, and mitigate our exposure to rising costs to facilitate continued supply at levels in order to meet our current customer demand. As a result of the dynamic global supply chain environment, we have experienced increased costs on materials and components, which we have substantially mitigated during 2025 and for which we expect to continue to develop mitigation actions going forward.
We continue to see demand for our products and services supported by a multitude of funding sources. In July 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law by the President of the United States, which provided a number of changes including funding over the next four years for border security, national security and other opportunities. We expect OBBBA to provide an additional source of funding to our federal government customers over the four-year period available through OBBBA.
Recent Acquisitions

Segment	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Video Security and Access Control	Blue Eye	Provider of AI-powered enterprise remote video monitoring ("RVM") services.	$79 million and share-based compensation of $1 million	November 18, 2025
Products and Systems Integration & Software and Services	Mission Critical Networks	Silvus	Designer and developer of software-defined high-speed MANET technology.	$4.4 billion and share-based compensation of $20 million	August 6, 2025
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers.	$174 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$240 million and share-based compensation of $6 million	February 21, 2025
Software and Services	Command Center	3tc Software	Provider of control room software solutions.	$23 million and share-based compensation of $4 million	October 29, 2024
Software and Services	Command Center	Noggin	Provider of cloud-based business continuity planning, operational resilience and critical event management software.	$92 million and share-based compensation of $19 million	July 1, 2024
Software and Services	Video Security and Access Control	Unnamed vehicle location and management solutions business	Provider of vehicle location and management solutions.	$132 million and share-based compensation of $3 million	July 1, 2024
Products and Systems Integration	Video Security and Access Control	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024
Products and Systems Integration	Video Security and Access Control	IPVideo	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023

Looking Forward
We expect continued growth opportunities spanning public safety, government, including defense, and enterprise industries, driven by investments, including acquisitions, in our integrated ecosystem of MCN, Video and Command Center technologies. We believe uniting these safety and security technologies into a tightly integrated workflow enables better outcomes and drives long-term growth. We expect customers will increasingly turn to these integrated solutions to modernize operations and bridge data silos, streamlining workflows to enhance productivity, speed and safety.

As global threats and large-scale incidents rise, we believe our foundational communications backbone provides the scale, security and reliability that our customers depend on. Grounded in our mission-critical communications expertise, we enable the connectivity platform and services that integrate LMR, broadband and MANET that allows customers to operationalize intelligence across diverse environments, underscoring the necessity for secure, resilient networks. We further expect our investments in our intelligent network footprint will position us well within the defense sector as global investments in drones, unmanned systems and resilient tactical networks rise.
Within Video, we expect growth across our fixed and mobile solutions as we converge video with other mission-critical technologies. Our SVX body-worn assistant exemplifies this strategy by converging secure voice, video and AI into a single device to offer a highly differentiated solution. We believe other growth drivers include the expansion of advanced analytics and "video-as-a-service" beyond traditional enterprise markets to government, including defense, and public safety customers, and the continued adoption of cloud video security solutions. Additionally, we anticipate increasing demand for scalable, cloud-based access control and multi-factor authentication as facilities seek real time, centralized monitoring capabilities to enhance site security.
We believe our Command Center portfolio will continue to serve as the central operational hub for our customers, unifying technologies to streamline workflows from "911 call to case closure" and across complex enterprise environments, while accelerating the transition to our cloud solutions. Assist, our mission-critical AI, operationalizes intelligence across the command center to enable automation and deliver high-fidelity insights. In public safety, Assist enables 911 transcription, live translation and narrative development to accelerate response and enhance reporting accuracy. In enterprise settings, Assist enables proactive threat detection and operational efficiency to help protect personnel and assets.
We expect that our customers will continue to turn to cloud-based integrated solutions which will drive increased growth across our portfolio of native cloud and hybrid solutions. We remain focused on providing customers the flexibility to deploy technology with the model that best fits their sovereignty and operational needs. As the digital threat landscape evolves, we expect customers to increasingly rely on our cybersecurity protection and 24/7 managed and support services.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2025	% of Sales **	2024	% of Sales **	2023	% of Sales **
Net sales from products	$6,770		$6,454		$5,814
Net sales from services	4,912		4,363		4,164
Net sales	11,682		10,817		9,978
Costs of product sales	2,776	41.0%	2,674	41.4%	2,591	44.6%
Costs of services sales	2,871	58.4%	2,631	60.3%	2,417	58.0%
Costs of sales	5,647	48.3%	5,305	49.0%	5,008	50.2%
Gross margin	6,035	51.7%	5,512	51.0%	4,970	49.8%
Selling, general and administrative expenses	1,870	16.0%	1,752	16.2%	1,561	15.6%
Research and development expenditures	970	8.3%	917	8.5%	858	8.6%
Other charges	207	1.8%	155	1.4%	257	2.6%
Operating earnings	2,988	25.6%	2,688	24.8%	2,294	23.0%
Other income (expense):
Interest expense, net	(302)	(2.6)%	(227)	(2.1)%	(216)	(2.2)%
Other, net	126	1.1%	(489)	(4.5)%	68	0.7%
Total other expense	(176)	(1.5)%	(716)	(6.6)%	(148)	(1.5)%
Net earnings before income taxes	2,812	24.1%	1,972	18.2%	2,146	21.5%
Income tax expense	652	5.6%	390	3.6%	432	4.3%
Net earnings	2,160	18.5%	1,582	14.6%	1,714	17.2%
Less: Earnings attributable to noncontrolling interests	6	0.1%	5	—%	5	0.1%
Net earnings*	$2,154	18.4%	$1,577	14.6%	$1,709	17.1%
Earnings per diluted common share*	$12.75		$9.23		$9.93
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.

Geographic Market Sales by Locale of End Customer

	2025	2024	2023
North America	72%	72%	69%
International	28%	28%	31%
	100%	100%	100%

Results of Operations—2025 Compared to 2024
Net Sales

	Years ended December 31
(In millions)	2025	2024	% Change
Net sales from Products and Systems Integration	$7,253	$6,883	5%
Net sales from Software and Services	4,429	3,934	13%
Net sales	$11,682	$10,817	8%
The Products and Systems Integration segment’s net sales represented 62% of our net sales in 2025, compared to 64% of our net sales in 2024. The Software and Services segment’s net sales represented 38% of our net sales in 2025, compared to 36% of our net sales in 2024.
Net sales increased by $865 million, or 8%, compared to 2024. The 13% increase in the Software and Services segment was driven by a 12% increase in the North America region and a 14% increase within the International region. The 5% increase in net sales within the Products and Systems Integration segment was driven by a 4% increase in the North America region and a 8% increase in the International region. The increase in net sales included:
•an increase in the Software and Services segment, inclusive of $120 million of revenue from acquisitions, driven by an increase in MCN, Video and Command Center; and
•an increase in the Products and Systems Integration segment, inclusive of $262 million of revenue from acquisitions, driven by growth in MCN and Video;
•inclusive of $35 million from favorable currency rates.
Regional results included:
•a 7% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in MCN, Video and Command Center; and
•a 11% increase in the International region, inclusive of revenue from acquisitions, driven by growth in MCN, Video and Command Center.
Products and Systems Integration
The 5% increase in the Products and Systems Integration segment was driven by the following:
•a $327 million, or 6% growth in MCN, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•a $43 million, or 4% growth in Video, driven by the North America region; and
•inclusive of $20 million from favorable currency rates.
Software and Services
The 13% increase in the Software and Services segment was driven by the following:
•a $220 million, or 9% growth in MCN, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•a $157 million, or 20% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•a $118 million, or 15% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•inclusive of $15 million from favorable currency rates.

Gross Margin

	Years ended December 31
(In millions)	2025	2024	% Change
Gross margin from Products and Systems Integration	$3,915	$3,668	7%
Gross margin from Software and Services	2,120	1,844	15%
Gross margin	$6,035	$5,512	9%
Gross margin was 51.7% of net sales in 2025 compared to 51.0% of net sales in 2024. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 1.0% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales and expanded margins, including favorable mix; and
•a 0.7% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales and lower direct material costs, despite higher tariffs.
Selling, General and Administrative ("SG&A") Expenses

	Years ended December 31
(In millions)	2025	2024	% Change
SG&A expenses from Products and Systems Integration	$1,478	$1,392	6%
SG&A expenses from Software and Services	392	360	9%
SG&A expenses	$1,870	$1,752	7%
SG&A expenses increased $118 million, or 7% in 2025 compared to 2024 primarily due to:
•an $86 million, or 6% increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share-based compensation and investments in video, and higher expenses associated with acquired businesses, partially offset by lower expenses related to legal matters, including Hytera-related legal expenses; and
•a $32 million, or 9% increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses and employee incentive costs, partially offset by lower expenses related to legal matters.
SG&A expenses were 16.0% of net sales in 2025 compared to 16.2% of net sales in 2024.
Research and Development ("R&D") Expenditures

	Years ended December 31
(In millions)	2025	2024	% Change
R&D expenditures from Products and Systems Integration	$598	$575	4%
R&D expenditures from Software and Services	372	342	9%
R&D expenditures	$970	$917	6%
R&D expenditures increased $53 million, or 6% in 2025 compared to 2024 primarily due to:
•a $30 million, or 9% increase in Software and Services R&D expenditures primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses; and
•a $23 million, or 4% increase in Products and Systems Integration R&D expenditures primarily due to higher employee incentive costs and higher expenses associated with acquired businesses.
R&D expenditures were 8.3% of net sales in 2025 and 8.5% of net sales in 2024.

Other Charges

	Years ended December 31
(In millions)	2025	2024
Other charges from Products and Systems Integration	$78	$25
Other charges from Software and Services	129	$130
Other charges	$207	$155
Other charges increased $52 million, or 34% in 2025 compared to 2024 due to a $53 million, or 212% increase in Products and System Integration and a $1 million, or 1% decrease in Software and Services. The increase was primarily driven by:
•$234 million of intangible asset amortization expense in 2025 compared to $152 million of intangible asset amortization expense in 2024, an increase primarily due to amortization of intangible assets from the acquisition of Silvus;
•$66 million of acquisition-related transaction fees in 2025, primarily due to the acquisition of Silvus, compared to $20 million of acquisition-related transaction fees in 2024;
•$44 million of reorganization of business expenses in 2025 compared to $26 million of reorganization of business expenses in 2024; and
•$15 million of legal settlements in 2025 compared to $7 million of legal settlements in 2024; partially offset by
•$157 million of gains on the Hytera litigation in 2025 compared to $61 million of gains in 2024 for the amounts recovered through legal proceedings due to theft of our trade secrets (see "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information).
Operating Earnings

	Years ended December 31
(In millions)	2025	2024
Operating earnings from Products and Systems Integration	$1,761	$1,676
Operating earnings from Software and Services	1,227	1,012
Operating earnings	$2,988	$2,688
Operating earnings increased $300 million, or 11% in 2025 compared to 2024. The increase in operating earnings was due to:
•a $215 million increase in the Software and Services segment from 2024 to 2025, primarily driven by higher sales, expanded margins, including favorable mix, improved operating leverage and lower expenses related to legal matters, partially offset by higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation; and
•a $85 million increase in the Products and Systems Integration segment from 2024 to 2025, primarily driven by higher sales, a gain on the Hytera litigation (for further information regarding the Hytera litigation, refer to “Hytera Civil Litigation” within "Note 12: Commitments and Contingencies" in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K), improved gross margins driven by lower direct material costs, despite higher tariffs, partially offset by higher employee incentive costs, including share-based compensation and investments in video, an increase in intangible amortization expense, an increase in acquisition related transaction fees, primarily related to the Silvus acquisition, and higher expenses associated with acquired businesses.
Interest Expense, net

	Years ended December 31
(In millions)	2025	2024
Interest expense, net	$(302)	$(227)
The $75 million increase in net interest expense in 2025 compared to 2024 was primarily driven by higher outstanding debt partially offset by interest accruals related to audits with taxing authorities in foreign jurisdictions in 2024, which did not recur in 2025.

Other, net

	Years ended December 31
(In millions)	2025	2024
Other, net	$126	$(489)
The $615 million change in Other, net income in 2025 compared to Other, net expense in 2024 was primarily due to:
•$585 million of loss from the extinguishment of the $1.0 billion of 1.75% senior convertible notes issued to Silver Lake Partners (the "Silver Lake Convertible Debt") which was recognized in 2024 and did not recur in 2025;
•$42 million of gains on derivatives in 2025 compared to $19 million of losses on derivatives in 2024;
•$19 million of gains on fair value adjustments to equity investments in 2025 compared to $5 million of losses on fair value adjustments to equity investments in 2024; and
•$11 million of losses on assessments of uncertain tax positions recognized in 2024 that did not recur in 2025; partially offset by
•$55 million of foreign currency losses in 2025 compared to $2 million of foreign currency gains in 2024; and
•$124 million of net periodic pension and postretirement benefit in 2025 compared to $132 million of net periodic pension and postretirement benefit in 2024.
Effective Tax Rate

	Years ended December 31
(In millions)	2025	2024
Income tax expense	$652	$390
Income tax expense increased by $262 million in 2025 compared to 2024, for an effective tax rate of 23.2%, which is higher than the current U.S. federal statutory rate of 21% primarily due to $80 million of tax expense for estimated 2025 U.S. state income taxes, partially offset by $38 million of benefits due to the recognition of excess tax benefits on share-based compensation.
Our effective tax rate in 2024 was 19.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$113 million benefit from our decision to implement a business initiative in 2024 which allows for additional utilization of foreign tax credit carryforwards on our 2023 U.S. tax return and current year generation of foreign tax credits;
•$99 million benefit from the foreign derived intangible income deduction inclusive of a higher foreign derived intangible income deduction on our 2023 U.S. tax return due to our decision to implement a business initiative in 2024;
•$35 million benefit from the recognition of excess tax benefits on share-based compensation; and
•$22 million benefit from the generation of U.S. federal research and development tax credits; partially offset by
•$124 million tax expense due to the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt; and
•$81 million tax expense for estimated 2024 U.S. state income taxes.
Our 2024 reconciliation between our effective tax rate and the U.S. federal statutory rate has been revised as a result of our election to apply the retrospective transition method of ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," with descriptions now presented to align with the new disclosure requirements. For further information, see "Note 7: Income Taxes" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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
Net sales increased by $839 million, or 8%, in 2024 compared to 2023. The 10% increase in net sales within the Products and Systems Integration segment was driven by a 13% increase in the North America region and a 3% increase in the International region. The 5% increase in the Software and Services segment was driven by a 12% increase in the North America region partially offset by an 8% decline within the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $43 million of revenue from acquisitions, driven by growth in MCN and Video;
•an increase in the Software and Services segment, inclusive of $52 million of revenue from acquisitions, driven by an increase in Video and Command Center, partially offset by MCN due to the revenue reduction on Airwave services in accordance with the legal order imposed by the Competition and Markets Authority (CMA) which implemented a prospective price control on Airwave (the "Charge Control") and the Company's exit of the Emergency Services Network contract with the Home Office in 2022, inclusive of twelve months of transition services through the end of 2023 (the "ESN Exit"); and
•inclusive of $2 million from unfavorable currency rates.
Regional results included:
•a 13% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in MCN, Video and Command Center; and
•a 2% decline in the International region, inclusive of revenue from acquisitions, driven by the revenue reduction on Airwave services in accordance with the Charge Control and the ESN Exit, partially offset by growth in MCN, Video and Command Center.
Products and Systems Integration
The 10% increase in the Products and Systems Integration segment was driven by the following:
•a $612 million, or 12% growth in MCN, driven by both the North America and International regions;
•a $29 million, or 3% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•inclusive of $2 million from unfavorable currency rates.
Software and Services
The 5% increase in the Software and Services segment was driven by the following:
•a $165 million, or 27% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•a $71 million, or 10% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions; partially offset by
•a $38 million, or 2% decrease in MCN, driven by the revenue reduction on Airwave services in accordance with the Charge Control and the ESN Exit, partially offset by an increase in both the North America and International regions.

Gross Margin

	Years ended December 31
(In millions)	2024	2023	% Change
Gross margin from Products and Systems Integration	$3,668	$3,127	17%
Gross margin from Software and Services	1,844	1,843	—%
Gross margin	$5,512	$4,970	11%
Gross margin was 51.0% of net sales in 2024 compared to 49.8% of net sales in 2023. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 3.2% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, favorable mix and lower direct material costs; partially offset by
•a 2.4% decrease in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, driven by the revenue reduction on Airwave services in accordance with the Charge Control.
Selling, General and Administrative ("SG&A") Expenses

	Years ended December 31
(In millions)	2024	2023	% Change
SG&A expenses from Products and Systems Integration	$1,392	$1,239	12%
SG&A expenses from Software and Services	360	322	12%
SG&A expenses	$1,752	$1,561	12%
SG&A expenses increased $191 million, or 12% in 2024 compared to 2023 primarily due to:
•a $153 million, or 12% increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses related to legal matters, including Hytera-related legal expenses; and
•a $38 million, or 12% increase in Software and Services SG&A expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses related to legal matters.
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
R&D expenditures increased $59 million, or 7% in 2024 compared to 2023 primarily due to:
•a $35 million, or 11% increase in Software and Services R&D expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses; and
•a $24 million, or 4% increase in Products and Systems Integration R&D expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses.
R&D expenditures were 8.5% of net sales in 2024 and 8.6% of net sales in 2023.

Other Charges

	Years ended December 31
(In millions)	2024	2023
Other charges from Products and Systems Integration	$25	$94
Other charges from Software and Services	130	163
Other charges	$155	$257
Other charges decreased $102 million, or 40% in 2024 compared to 2023 due to a $69 million, or 73% decrease in Products and Systems Integration and a $33 million, or 20% decrease in Software and Services. The decrease was primarily due to:
•$61 million of gains on the Hytera litigation in 2024 for the amounts recovered through legal proceedings due to theft of our trade secrets that did not occur in 2023 (see "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information);
•$152 million of intangible asset amortization expense in 2024 compared to $177 million of intangible asset amortization expense in 2023;
•$24 million of impairment loss related to the exit of video manufacturing operations in 2023 that did not occur in 2024 (see "Property, Plant and Equipment, Net" within "Note 4: Other Financial Data" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information); and
•$2 million of environmental reserve expense in 2024 compared to $15 million in 2023; partially offset by
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
The $557 million change in Other, net expense in 2024 compared to Other, net income 2023 was primarily due to:
•$585 million of loss from the extinguishment of the Silver Lake Convertible Debt which was recognized in 2024;
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
Income tax expense decreased by $42 million in 2024 compared to 2023, for an effective tax rate of 19.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$113 million benefit from our decision to implement a business initiative in 2024 which allows for additional utilization of foreign tax credit carryforwards on our 2023 U.S. tax return and current year generation of foreign tax credits;
•$99 million benefit from the foreign derived intangible income deduction inclusive of a higher foreign derived intangible income deduction on our 2023 U.S. tax return due to our decision to implement a business initiative in 2024;
•$35 million benefit from the recognition of excess tax benefits on share-based compensation; and
•$22 million benefit from the generation of U.S. federal research and development tax credits; partially offset by
•$124 million tax expense due to the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt; and
•$81 million tax expense for estimated 2024 U.S. state income taxes.
Our effective tax rate in 2023 was 20.1%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$38 million benefit from the foreign derived intangible income deduction;
•$29 million benefit from the recognition of excess tax benefits on share-based compensation; and
•$19 million benefit from the generation of U.S. federal research and development tax credits; partially offset by
•$62 million tax expense for estimated 2023 U.S. state income taxes.
The information set forth above in "Effective Tax Rate" has been revised to reflect our election to apply the retrospective transition method of ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosure."

Reorganization of Businesses
In 2025, we recorded net reorganization of business charges of $60 million relating to the separation of 830 employees, of which 590 were direct employees and 240 were indirect employees. The $60 million of charges included $16 million of charges in Cost of sales and $44 million of charges in Other charges. Included in the $60 million were charges of $62 million related to employee separation costs and $2 million related to exit costs, partially offset by $4 million of reversals for employee separation accruals no longer needed.
During 2024, we recorded net reorganization of business charges of $38 million relating to the separation of 720 employees, of which 460 were direct employees and 260 were indirect employees. The $38 million of charges included $12 million of charges in Cost of sales and $26 million of charges in Other charges. Included in the $38 million were charges of $48 million related to employee separation costs, partially offset by $6 million of reversals for employee separation accruals no longer needed and $4 million of reversals for exit cost accruals no longer needed.
During 2023, we recorded net reorganization of business charges of $53 million relating to the separation of 700 employees, of which 420 were direct employees and 280 were indirect employees. The $53 million of charges included $7 million of charges in Cost of sales and $46 million of charges in Other charges. Included in the aggregate $53 million were charges of $41 million related to employee separation costs and a $24 million impairment loss related to the exit of video manufacturing operations, partially offset by $7 million of reversals for employee separation accruals no longer needed and $5 million of reversals for exit cost accruals no longer needed.
The following table displays the net charges incurred by business segment due to such reorganizations:

Years ended December 31	2025	2024	2023
Products and Systems Integration	$42	$32	$45
Software and Services	18	6	8
	$60	$38	$53
Cash payments for employee severance in connection with the reorganization of business plans were $61 million, $38 million, and $37 million in 2025, 2024, and 2023, respectively. The reorganization of business accruals for employee separation costs at December 31, 2025 were $24 million which we expect to pay within one year.
At January 1, 2025, we had an accrual of $1 million for exit costs related to our exit of the ESN contract with the Home Office. During the year, we used $1 million reflecting related cash payments.

Liquidity and Capital Resources

	Years Ended December 31
	2025	2024	2023
Cash flows provided by (used for):
Operating activities	$2,837	$2,391	$2,044
Investing activities	(5,164)	(507)	(414)
Financing activities	1,309	(1,448)	(1,295)
Effect of exchange rates on cash and cash equivalents	81	(39)	45
Increase (decrease) in cash and cash equivalents	$(937)	$397	$380
Cash and Cash Equivalents
At December 31, 2025, $832 million of our $1.2 billion cash and cash equivalents balance was held in the U.S. and $333 million was held in other countries. Restricted cash was $2 million as of December 31, 2025 and $3 million as of December 31, 2024.
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

Operating Activities
The increase in operating cash flows from both 2023 to 2024 and 2024 to 2025 was primarily driven by higher earnings, net of non-cash charges.
Investing Activities
The increase in net cash used for investing activities from 2024 to 2025 was primarily due to:
•$4.6 billion increase in acquisitions and investments in 2025 compared to 2024, primarily driven by the acquisition of Silvus for $4.4 billion;
•$23 million decrease in proceeds from the sale of investments in 2025 compared to 2024; and
•$8 million increase in capital expenditures in 2025 compared to 2024.
The increase in net cash used for investing activities from 2023 to 2024 was primarily due to:
•$110 million increase in acquisitions and investments in 2024 compared to 2023; and
•$4 million increase in capital expenditures in 2024 compared to 2023; partially offset by
•$21 million increase in proceeds from the sale of investments in 2024 compared to 2023.
Financing Activities
The increase in cash flows provided by financing activities in 2025 compared to cash used for financing activities in 2024 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" in this section below):
•$1.6 billion decrease in repayments of debt primarily driven by the repayment of our 7.5% and 6.5% debentures in 2025 compared to the repurchase of the Silver Lake Convertible Debt and repayment of our 4.0% senior notes due 2024; and
•$2.7 billion in net proceeds from the issuance of debt in 2025 driven by the issuance of debt to fund a portion of the acquisition of Silvus, including the 4.85% senior notes due 2030, 5.2% senior notes due 2032, 5.55% senior notes due 2035 and our three-year delayed draw term loan ("term loan due 2028"), compared to $1.3 billion in net proceeds from the issuance of debt in 2024 driven by the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034; and
•$923 million in net proceeds from short-term borrowings, including commercial paper, in 2025 which was used to fund a portion of the acquisition of Silvus, including our 364-day delayed draw term loan; partially offset by
•$1.2 billion used for purchases under our share repurchase program in 2025 compared to $247 million in 2024;
•$179 million cash used for the repayment of short-term borrowings, including commercial paper;
•$728 million cash used for the payment of dividends in 2025 compared to $654 million in 2024; and
•$46 million in proceeds from the issuance of common stock, net of tax, in connection with our employee stock option and employee stock purchase plans in 2025 compared to $75 million in 2024.
The increase in cash used for financing activities in 2024 compared to cash used for financing activities in 2023 was driven by:
•$1.9 billion increase in repayments of debt in 2024 primarily driven by the repurchase of the Silver Lake Convertible Debt and repayment of our 4.0% senior notes due 2024;
•$654 million cash used for the payment of dividends in 2024 compared to $589 million in 2023; and
•$75 million in proceeds from the issuance of common stock, net of tax, in connection with our employee stock option and employee stock purchase plans in 2024 compared to $104 million in 2023; partially offset by
•$1.3 billion in net proceeds in 2024 driven by the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034; and
•$247 million used for purchases under our share repurchase program in 2024 compared to $804 million in 2023.

Sales of Receivables
We may choose to sell accounts receivable and long-term receivables to third-parties under one-time arrangements. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2025, 2024, and 2023:

Years ended December 31	2025	2024	2023
Accounts receivable sales proceeds	$156	$15	$96
Long-term receivables sales proceeds	258	205	182
Total proceeds from receivable sales	$414	$220	$278
At December 31, 2025, the Company had retained servicing obligations for $814 million of long-term receivables, compared to $794 million of long-term receivables at December 31, 2024. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Debt
We had outstanding debt of $9.2 billion and $6.0 billion at December 31, 2025 and 2024, respectively, of which $749 million and $322 million was current, at December 31, 2025 and December 31, 2024, respectively.
During the year ended December 31, 2025, we repaid $252 million aggregate principal amount of the 7.5% debentures due 2025 and $70 million aggregate principal amount of the 6.5% debentures due 2025. Furthermore, during the year ended December 31, 2025 we borrowed and repaid $179 million of short-term borrowings, including commercial paper which had a weighted-average interest rate of 4.29%.
On June 16, 2025, we issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032 and $900 million of 5.55% senior notes due 2035. We recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025, we borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a 750 million 364-day facility and a $750 million term loan due 2028 to fund a portion of the acquisition of Silvus. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. We were in compliance with our financial covenants as of December 31, 2025. During the year ended December 31, 2025, the weighted average interest rate of the 364-day facility and the term loan due 2028 was 5.10% and 5.25%, respectively. As of December 31, 2025, $749 million of the 364-day term loan was presented as short-term borrowings within the Company's Consolidated Balance Sheets. Subsequent to year-end, on January 30, 2026, we repaid $200 million of the $750 million principal amount of the 364-day term loan, reducing the outstanding principal balance to $550 million.
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
We have an unsecured commercial paper program, backed by the revolving credit facility described below, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2025, we had no outstanding debt under the commercial paper program.
Credit Facilities
On April 25, 2025, we entered into a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"), which replaced our $2.25 billion 2021 Motorola Solutions Credit Agreement scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2025.
We have investment grade ratings on our senior unsecured long-term debt. During the year ended December 31, 2025, Fitch Ratings and S&P Global Ratings reaffirmed our BBB credit ratings, and Moody's Investors Service reaffirmed our Baa2 credit rating. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.

Share Repurchase Program
Through a series of actions, the Board of Directors has authorized an aggregate share repurchase amount of up to $18.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2025, we used approximately $16.9 billion of the share repurchase authority to repurchase shares, leaving approximately $1.1 billion of authority available for future repurchases. During the year ended December 31, 2024, we paid $3 million of 1% excise tax pursuant to the Inflation Reduction Act of 2022, related to our 2023 share repurchases in excess of issuances.
Our share repurchases for 2025, 2024, and 2023 are summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2025	2.7	$420.21	$1,154
2024	0.6	396.69	244
2023	2.9	278.56	804
Dividends
We paid cash dividends to holders of our common stock of $728 million in 2025, $654 million in 2024, and $589 million in 2023. On January 15, 2026, we paid an additional $201 million in cash dividends to holders of our common stock.
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
Material Cash Requirements from Contractual and Other Obligations
Summarized in the table and text below are our short-term (within the next twelve months) and long-term material cash requirements as of December 31, 2025, which we expect to fund with a combination of operating cash flows, existing cash balances or, as needed, borrowings under new or existing debt:

	Payments Due by Period
(in millions)	Short-term	Long-term
Debt obligations, gross(1)	$750	$8,476
Lease obligations(2)	155	521
Purchase obligations(3)	250	521
Total obligations	$1,155	$9,518
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
Long-term Customer Financing Commitments
Outstanding Commitments: Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $179 million at December 31, 2025 and $105 million at December 31, 2024.
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
Accounting methodologies use an attribution approach that generally spreads the effects of individual events over the service lives of the participants in the plan, or estimated average lifetime when almost all of the plan participants are considered "inactive." Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases. As such, depending on the specific plan, we amortize gains and losses over periods ranging from eight to twenty-five years. Prior service costs are being amortized over periods ranging from fourteen to twenty-four years. Benefits under all pension plans are valued based on the projected unit credit cost method.
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
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost (benefit) and the net postretirement health care benefit. Our investment return assumption for the U.S. Pension Benefit Plans was 8.01% in 2025 and 7.74% in 2024. Our investment return assumption for the Postretirement Health Care Benefits Plan was 8.55% in 2025 and 8.30% in 2024. Our weighted average investment return assumption for the Non-U.S. Plans was 6.29% in 2025 and 5.84% in 2024. For the U.S. and Non-U.S. Pension Benefit plans, a 25 bps change in expected return on plan assets would result in a $9 million and $4 million, respectively, change in net period pension benefit in 2025. For the Postretirement Health Care Benefits Plan, a 25 bps change in expected return on plan assets would have a de minimis impact to net periodic pension benefit in 2025.
A second key assumption is the discount rate. The discount rate assumptions used for the U.S. Pension Benefit Plans, the Non-U.S. Plans and the Postretirement Health Care Benefits Plan reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our weighted average discount rates for measuring our U.S. Pension Benefit Plans obligations were 5.50% and 5.70% at December 31, 2025 and 2024, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 5.25% and 5.07% at December 31, 2025 and 2024, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 5.12% and 5.49% at December 31, 2025 and 2024, respectively.
For the U.S. Pension Benefit Plans, a 25 bps increase in the discount rate on the projected benefit obligation would result in a $107 million reduction of the projected benefit obligation and a 25 bps decrease would result in $111 million of additional projected benefit obligation as of December 31, 2025. For the Non-U.S. Pension Benefit Plans and the Postretirement Health Care Benefits Plan, a 25 bps change in our discount rate would be de minimis as of December 31, 2025.
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
The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Products and Systems Integration and Software and Services segments are comprised of four and two reporting units, respectively.
We performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2025 and 2024. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value and entity-specific events. For fiscal years 2025 and 2024, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
Valuation of Acquired Intangible Assets
In connection with the acquisition of Silvus, we exercised significant judgment in determining the fair value of the acquired intangible assets. The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets or liabilities acquired, including identified intangible assets, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable significant judgment in determining the estimates and assumptions used to estimate the fair values. Customer relationships were valued under the excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible assets. Developed technology and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from it. We engaged a third-party valuation specialist to assist with the allocation of the total purchase price for the Silvus acquisition to the fair value of the net assets acquired, which required the use of several significant judgments and estimates related to the assumptions associated with the intangible assets, including the forecasted revenue growth rates, customer attrition rate, and the discount rate for customer relationships and the forecasted revenue growth rates, royalty rate, and discount rate for developed technology. We believe the significant judgments and estimates used associated with the valuation of intangible assets acquired in the Silvus acquisition are reasonable.
Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
See “Note 1: Summary of Significant Accounting Policies” to our consolidated financial statements in “Part II. Item 8: Financial Statements and Supplementary Data” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt as interest rate fluctuations impact the fair value of our long-term debt. As of December 31, 2025, we had $8.4 billion of long-term debt, which is primarily priced at long-term, fixed interest rates. A hypothetical 10% decrease in interest rates as of the end of 2025 would have increased the fair value of our debt by approximately $202 million at December 31, 2025. See "Note 5: Debt and Credit Facilities" to the consolidated financial statements included in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our long-term debt.
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
We had outstanding foreign exchange contracts with notional values totaling $1.6 billion and $1.0 billion at the end of December 31, 2025 and December 31, 2024, respectively. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2025 and the corresponding positions as of December 31, 2024:

	Notional Amount
Net Buy (Sell) by Currency	2025	2024
British pound	$301	$124
Euro	191	150
Australian dollar	(160)	(136)
Canadian dollar	115	70
Danish krone	58	23
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Currently, our derivative financial instruments consist primarily of currency forward contracts. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, accounts payable and accounts receivable. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates at December 31, 2025 would reduce the value of those monetary assets and liabilities by approximately $89 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Motorola Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Silvus Technologies Holdings Inc. (“Silvus”) from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Silvus from our audit of internal control over financial reporting. Silvus is a wholly owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Estimated Costs to Complete for Certain System Contracts
As described in Note 1 to the consolidated financial statements, $2.2 billion of the Company’s total net sales for the year ended December 31, 2025 was generated from system contracts, a majority of which were accounted for on an over time basis. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. For system contracts accounted for over time using estimated costs as a measure of performance completed, management relies on estimates around the total estimated costs to complete the contract (“Estimated Costs to Complete”). Estimated Costs to Complete include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs to Complete may be complex and subject to many variables. Management reviews the progress and performance of open contracts in order to determine the Estimated Costs to Complete. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor cost, inclusive of subcontractors, and the cost of materials, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete for certain system contracts is a critical audit matter are (i) the significant judgment by management in determining the total net sales and Estimated Costs to Complete, including significant judgments and assumptions, on a contract by contract basis and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of total net sales and Estimated Costs to Complete for certain system contracts.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over management’s determination of total net sales and Estimated Costs to Complete for certain system contracts. These procedures also included, among others (i) testing management’s process for determining the total net sales and Estimated Costs to Complete for certain system contracts and (ii) evaluating, for a sample of contracts, the reasonableness of certain significant judgments and assumptions used by management. Evaluating the significant judgments and assumptions used by management in determining the total net sales and Estimated Costs to Complete involved evaluating whether the significant judgments and assumptions were reasonable considering (i) on a test basis, management’s historical forecasting accuracy; (ii) on a test basis, evidence to support the relevant judgments and assumptions; (iii) the consistent application of accounting policies; and (iv) the timely identification of circumstances which may require a modification to a previous estimate.
Acquisition of Silvus - Valuation of Certain Customer Relationships and Certain Developed Technology
As described in Note 15 to the consolidated financial statements, on August 6, 2025, the Company acquired Silvus for a purchase price of $4.4 billion, net of cash acquired, purchase price adjustments, and contingent earnout consideration. Of the acquired identifiable intangible assets, $820 million of customer relationships and $920 million of developed technology were recorded, a significant portion of which relates to certain customer relationships and a significant portion of which relates to certain developed technology. Fair value is estimated by management using the excess earnings method for customer relationships and the relief from royalty method for developed technology. Management applies significant judgment in determining the estimates and assumptions used to estimate the fair values of the intangible assets, including the forecasted revenue growth rates, customer attrition rate, and discount rate for customer relationships and the forecasted revenue growth rates, royalty rate, and discount rate for developed technology.
The principal considerations for our determination that performing procedures relating to the valuation of certain customer relationships and certain developed technology acquired in the acquisition of Silvus is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain customer relationships and certain developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rates, customer attrition rate, and discount rate for certain customer relationships and the forecasted revenue growth rates, royalty rate, and discount rate for certain developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of certain customer relationships and certain developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of certain customer relationships and certain developed technology acquired; (iii) evaluating the appropriateness of the excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue growth rates, customer attrition rate, and discount rate for certain customer relationships and the forecasted revenue growth rates, royalty rate, and discount rate for certain developed technology. Evaluating management’s assumptions related to the forecasted revenue growth rates for certain customer relationships and certain developed technology and the customer attrition rate for certain customer relationships involved considering (i) the current and past performance of the Silvus business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings and relief from royalty methods and (ii) the reasonableness of the customer attrition rate and discount rate assumptions for certain customer relationships and the royalty rate and discount rate assumptions for certain developed technology.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 12, 2026
We have served as the Company’s auditor since 2018.

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2025	2024	2023
Net sales from products	$6,770	$6,454	$5,814
Net sales from services	4,912	4,363	4,164
Net sales	11,682	10,817	9,978
Costs of products sales	2,776	2,674	2,591
Costs of services sales	2,871	2,631	2,417
Costs of sales	5,647	5,305	5,008
Gross margin	6,035	5,512	4,970
Selling, general and administrative expenses	1,870	1,752	1,561
Research and development expenditures	970	917	858
Other charges	207	155	257
Operating earnings	2,988	2,688	2,294
Other income (expense):
Interest expense, net	(302)	(227)	(216)
Other, net	126	(489)	68
Total other expense	(176)	(716)	(148)
Net earnings before income taxes	2,812	1,972	2,146
Income tax expense	652	390	432
Net earnings	2,160	1,582	1,714
Less: Earnings attributable to noncontrolling interests	6	5	5
Net earnings attributable to Motorola Solutions, Inc.	$2,154	$1,577	$1,709
Earnings per common share:
Basic	$12.93	$9.45	$10.23
Diluted	12.75	9.23	9.93
Weighted average common shares outstanding:
Basic	166.6	166.8	167.0
Diluted	169.0	170.8	172.1
Dividends declared per share	$4.48	$4.03	$3.62
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31
(In millions)	2025	2024	2023
Net earnings	$2,160	$1,582	$1,714
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	101	(64)	57
Derivative instruments	1	5	(12)
Defined benefit plans	17	60	(50)
Total other comprehensive income (loss), net of tax	119	1	(5)
Comprehensive income	2,279	1,583	1,709
Less: Earnings attributable to noncontrolling interests	6	5	5
Comprehensive income attributable to Motorola Solutions, Inc.	$2,273	$1,578	$1,704
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2025	2024
ASSETS
Cash and cash equivalents	$1,165	$2,102
Accounts receivable, net	2,200	1,952
Contract assets	1,574	1,230
Inventories, net	983	766
Other current assets	378	429
Total current assets	6,300	6,479
Property, plant and equipment, net	1,165	1,022
Operating lease assets	581	529
Investments	187	135
Deferred income taxes	761	1,280
Goodwill	6,800	3,526
Intangible assets, net	3,104	1,249
Other assets	491	375
Total assets	$19,389	$14,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$322
Short-term borrowings	749	—
Accounts payable	1,134	1,018
Contract liabilities	2,265	2,072
Accrued liabilities	1,930	1,643
Total current liabilities	6,078	5,055
Long-term debt	8,413	5,675
Operating lease liabilities	471	427
Other liabilities	2,000	1,719
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/25—167.4; 12/31/24—168.6
Outstanding shares: 12/31/25—165.7; 12/31/24—167.1
Additional paid-in capital	2,279	1,940
Retained earnings	2,549	2,300
Accumulated other comprehensive loss	(2,420)	(2,539)
Total Motorola Solutions, Inc. stockholders’ equity	2,410	1,703
Noncontrolling interests	17	16
Total stockholders’ equity	2,427	1,719
Total liabilities and stockholders’ equity	$19,389	$14,595
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2023	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				1,709	5
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.8	104
Share repurchase program	(2.9)			(808)
Share-based compensation expenses		212
Dividends paid to noncontrolling interest in subsidiary common stock					(5)
Dividends declared				(604)
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
Net earnings				1,577	5
Other comprehensive income			1
Issuance of common stock and stock options exercised	1.8	75
Share repurchase program	(0.6)			(244)
Share-based compensation expenses		243
Dividends paid to noncontrolling interest in subsidiary common stock					(4)
Dividends declared				(673)
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
Net earnings				2,154	6
Other comprehensive income			119
Issuance of common stock and stock options exercised	1.5	46
Share repurchase program	(2.7)			(1,159)
Share-based compensation expenses		293
Dividends paid to noncontrolling interest in subsidiary common stock					(5)
Dividends declared				(746)
Balance as of December 31, 2025	167.4	$2,281	$(2,420)	$2,549	$17
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2025	2024	2023
Operating
Net earnings	$2,160	$1,582	$1,714
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	425	336	356
Non-cash other charges	3	16	14
Exit of video manufacturing operations	—	—	24
Share-based compensation expenses	293	243	212
Loss from the extinguishment of Silver Lake Convertible Debt	—	585	—
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(173)	(246)	(180)
Inventories	(145)	62	200
Other current assets and contract assets	(221)	(213)	(82)
Accounts payable, accrued liabilities, and contract liabilities	280	302	(144)
Other assets and liabilities	121	(61)	(38)
Deferred income taxes	94	(215)	(32)
Net cash provided by operating activities	2,837	2,391	2,044
Investing
Acquisitions and investments, net	(4,916)	(290)	(180)
Proceeds from sales of investments	17	40	19
Capital expenditures	(265)	(257)	(253)
Net cash used for investing activities	(5,164)	(507)	(414)
Financing
Net proceeds from issuance of debt	2,733	1,288	—
Net proceeds from short-term borrowings	923	—	—
Repayment of debt	(322)	(1,906)	(1)
Repayment of short-term borrowings	(179)	—	—
Revolving credit facility renewal fees	(5)	—	—
Issuances of common stock, net of tax	46	75	104
Purchases of common stock	(1,154)	(247)	(804)
Payment of dividends	(728)	(654)	(589)
Payment of dividends to noncontrolling interest	(5)	(4)	(5)
Net cash provided by (used for) financing activities	1,309	(1,448)	(1,295)
Effect of exchange rate changes on cash and cash equivalents	81	(39)	45
Net increase (decrease) in cash and cash equivalents	(937)	397	380
Cash and cash equivalents, beginning of period	2,102	1,705	1,325
Cash and cash equivalents, end of period	$1,165	$2,102	$1,705
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$285	$253	$234
Income and withholding taxes, net of refunds	$569	$627	$587
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
The consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
The Products and Systems Integration segment is comprised of devices, systems, and systems integration for our Mission Critical Networks ("MCN") and Video Security and Access Control ("Video") technologies. Direct customers of the Products and Systems Integration segment are typically government, including defense, public safety agencies, procuring at state, local, and federal levels as well as large enterprise customers with secure mission-critical needs. Indirect customers are defined as customers purchasing professional and commercial radios and video security, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications systems and video security are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our government customers, funded through appropriations. The Company records consideration from shipping and handling on a gross basis within Net sales. In limited instances where the Company is not the principal in the arrangement, the Company will recognize revenue on a net basis.
MCN and Video devices include two-way portable and vehicle-mounted radios, video cameras and accessories. Devices are considered capable of being distinct and distinct within the context of the Company's contracts. Revenue is recognized upon the transfer of control of the devices to the customer at a point in time, typically consistent with delivery under the applicable shipping terms. Devices are sold by both the direct sales force and through reseller partners. Revenue is generally recognized upon transfer of devices to reseller partners, rather than the end-customer, except for limited consignment arrangements. Provisions for returns and reseller discounts are made on a portfolio basis using historical data.
The Products and Systems Integration segment includes both customized communications systems and video security solutions, including the integration of these networks with devices, software, and applications within both MCN and Video technologies. For systems contracts, revenue for the year ended December 31, 2025 was $2.2 billion compared to $2.0 billion for the year ended December 31, 2024 and $1.9 billion for the year ended December 31, 2023. The communications systems include the aggregation of promises to the customer to provide i) a communications network core and central processing software, base stations, consoles, and repeaters or ii) a video security solution including video analytics, network video management hardware and software, and access control solutions. The individual promises within a communications network contract are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised. The communications network represents a distinct performance obligation for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. Products and Systems Integration revenue for communications network systems is recognized over an average duration of approximately one to two years. Individual promises of the video security solution are capable of being distinct and distinct in the context of the contract. Video security solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Revenue is recognized upon the transfer of control of the video solution to the reseller partners, typically upon shipment.
The Software and Services segment provides solutions for government, public safety and enterprise communications systems. Direct customers of the Software and Services segment are typically government, public safety and first-responder agencies and municipalities. Indirect customers are enterprise customers who distribute our software solutions to a final end customer base. Contracts with our customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations.

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
On-premise and hybrid offerings generally consist of multiple promises primarily including software licenses and post-contract customer support. The promises are generally each distinct and distinct within the context of the contract as the customer benefits from each promise individually without any significant integration or interrelationship between the promises. On-premise software revenue is generally recognized at the point in time when the customer can benefit from the software which generally aligns with the beginning of the license period. Revenue for post-contract customer support is recognized over time as the customer simultaneously receives and consumes the services on a straight-line basis. In certain situations when the software license is not distinct within the context of the contract, revenue for the software license is recognized over time following the transfer of control under the arrangement. For hybrid arrangements, the on-premise software, cloud-based software, and implementation services are a single performance obligation, wherein over time revenue recognition begins at the point of service activation when the customer can access the system and begin beneficial use.
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
Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $2 million and $3 million as of December 31, 2025 and December 31, 2024, respectively.

Business Combinations: The Company includes the results of operations from the businesses the Company acquires as of the acquisition date. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.
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
Earnings Per Share: The Company calculates its basic earnings per share-based on the weighted-average number of common shares issued and outstanding. Net earnings attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings per share. Diluted earnings per share is calculated by dividing net earnings attributable to Motorola Solutions, by the sum of the weighted-average number of common shares used in the basic earnings per share calculation and the weighted-average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings per share calculation. Both basic and diluted earnings per share amounts are calculated for net earnings attributable to Motorola Solutions for all periods presented.
Share-Based Compensation Costs: The Company grants share-based compensation awards and offers an employee stock purchase plan. The amount of compensation cost for these share-based awards is generally measured based on the fair value of the awards as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair value of stock options is generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk-free rate, dividend yield, and expected life. Performance-based stock options, performance stock units, and market stock units vest based on market conditions and are therefore measured under a Monte Carlo simulation in order to simulate a range of possible future unit prices for Motorola Solutions over the performance period. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.
Defined Benefit Plans: The Company records annual expenses relating to its defined benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized gains and losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from eight to twenty-five years. Prior service costs are amortized over periods ranging from fourteen to twenty-four years. Benefits under all pension plans are valued based on the projected unit credit cost method. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.

The benefit obligation and plan assets for the Company's defined benefit plans are presented on a net basis according to the plans' net funded status and measured as of December 31, 2025.
Recent Acquisitions:
On November 18, 2025, the Company acquired Blue Eye, a provider of AI-powered enterprise remote video monitoring ("RVM") services for $79 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of two years. The acquisition enhances the Company's video security portfolio, serving a wide range of enterprises with real-time intelligence to help reduce loss and damage, mitigate risk and boost profitability. This business is part of the Software and Services segment.
On August 6, 2025, the Company acquired Silvus Technologies Holdings Inc. ("Silvus") from Silvus Technologies Group LLC (the "Seller"). Silvus designs and develops software-defined high-speed MANET technology that enables highly secure data, video and voice communications without the need for fixed infrastructure. This acquisition brings mobile ad-hoc network expertise and new applications to the Company's public safety and enterprise portfolio. The purchase price of $4.4 billion consisted of cash payments of $4.4 billion, net of cash acquired and customary purchase price adjustments, and contingent earnout consideration that had an estimated fair value as of the acquisition date of $38 million. Under the terms of the transaction, the Seller will have the potential to earn the contingent earnout consideration upon the achievement of certain financial targets of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The earnout consideration, if any, will be paid in shares of common stock. This business is part of both the Products and Systems Integration segment and the Software and Services segment.
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

Recent Accounting Pronouncements:
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
Recently Adopted Accounting Pronouncements:
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 and applied the retrospective transition method. Refer to "Note 7: Income Taxes" to our consolidated financial statements in this "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for the related disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
Following the acquisition of Silvus Technologies Holdings Inc. (“Silvus”) in August 2025, we renamed our "Land Mobile Radio Communications" technology to MCN. We combined our legacy Land Mobile Radio portfolio with the newly acquired Silvus and now report net sales under MCN. This name change does not require any financial information to be reclassified from previous periods.
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the years ended December 31, 2025, 2024 and 2023, consistent with the information reviewed by our chief operating decision maker, the chief executive officer, for evaluating the financial performance of reportable segments:

	Years Ended
	2025			2024			2023
(in millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions
North America	$5,318	$3,044	$8,362	$5,097	$2,723	$7,820	$4,507	$2,425	$6,932
International	1,935	1,385	3,320	1,786	1,211	2,997	1,735	1,311	3,046
	$7,253	$4,429	$11,682	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978

Major Products and Services
Mission Critical Networks (MCN)	$6,066	$2,581	$8,647	$5,739	$2,361	$8,100	$5,127	$2,399	$7,526
Video	1,187	933	2,120	1,144	776	1,920	1,115	611	1,726
Command Center	—	915	915	—	797	797	—	726	726
	$7,253	$4,429	$11,682	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978

Customer Type
Direct	$4,618	$4,037	$8,655	$4,238	$3,586	$7,824	$3,619	$3,396	$7,015
Indirect	2,635	392	3,027	2,645	348	2,993	2,623	340	2,963
	$7,253	$4,429	$11,682	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. Remaining performance obligations are equal to disclosed backlog, except within our Software and Services contracts where multi-year contract terms may be limited by the customer's ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The transaction value associated with remaining performance obligations which were not yet satisfied as of December 31, 2025 was $9.6 billion, of which $4.0 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented and services are performed.
Contract Balances

December 31 (in millions)	2025	2024	2023
Accounts receivable, net	$2,200	$1,952	$1,710
Contract assets	1,574	1,230	1,102
Contract liabilities	2,265	2,072	2,037
Non-current contract liabilities	751	496	424
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

The Company recognized revenue of $1.3 billion during the years ended December 31, 2025, 2024 and 2023 which was previously included in Contract liabilities as of January 1, 2025, 2024 and 2023. Revenue of $7 million was reversed during the year ended December 31, 2025 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $28 million reversed during the year ended December 31, 2024 and $37 million reversed during the year ended December 31, 2023.
There have been no material expected credit losses recognized on contract assets during the year ended December 31, 2025.
Contract Cost Balances

December 31 (in millions)	2025	2024	2023
Current contract cost assets	$72	$70	$56
Non-current contract cost assets	152	141	119
Contract cost assets include incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one year to eight years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $52 million for the year ended December 31, 2025, compared to $51 million as of the year ended December 31, 2024 and $61 million as of the year ended December 31, 2023.

3.    Leases
The Company leases certain office, factory and warehouse space, land and other equipment under various operating leases.
Components of Lease Expense

(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Lease expense:
Operating lease cost	$146	$140	$140
Short-term lease cost	2	1	1
Variable cost	47	47	36
Sublease income	(6)	(5)	(5)
Net lease expense from operating leases	$189	$183	$172
Operating Lease Assets and Liabilities

(in millions)	Statement Line Classification	December 31, 2025	December 31, 2024
Right-of-use lease assets	Operating lease assets	$581	$529
Current lease liabilities	Accrued liabilities	133	127
Operating lease liabilities	Operating lease liabilities	471	427
Other Information Related to Leases

(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$156	$152	$147

Right-of-use assets obtained in exchange for lease liabilities	$143	$150	$98

During the year ended December 31, 2025, assets obtained in exchange for lease liabilities were primarily driven by new and renewed real estate leases. During the year ended December 31, 2024, the Company recorded $80 million of assets obtained in exchange for lease liabilities due to an assumption that it is reasonably certain that renewal options will be extended on its radio tower site leases operated within the Airwave radio network, consistent with the Home Office's notice of contract extension for the Airwave service through December 31, 2029. During the year ended December 31, 2023, the Company included $66 million of additional leases due to renewals of three large managed service contracts due to an assumption that it is reasonably certain that renewal options will be extended on the associated radio tower site leases.

	December 31, 2025	December 31, 2024
Weighted average remaining lease terms (years)	5	5
Weighted average discount rate	4.21%	3.97%
Future Lease Payments

December 31 (in millions)	Amount
2026	$155
2027	153
2028	125
2029	93
2030	43
Thereafter	107
Total lease payments	$676
Less: Interest	72
Present value of operating lease liabilities	$604

4.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

Years ended December 31 (in millions)	2025	2024	2023
Other charges (income):
Intangibles amortization (Note 15)	$234	$152	$177
Reorganization of businesses (Note 14)	44	26	22
Legal settlements	15	7	4
Fixed asset impairments	—	2	3
Environmental reserve expense	2	2	15
Exit of video manufacturing operations	—	—	24
Operating lease asset impairments	2	6	6
Acquisition-related transaction fees	66	20	7
Gain on Hytera litigation (Note 12)	(157)	(61)	—
Other	1	1	(1)
	$207	$155	$257
During the years ended December 31, 2025 and 2024, the Company recognized gains on the Hytera litigation of $157 million and $61 million, respectively, for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" to our consolidated financial statements in this "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding the Hytera litigation.
During the year ended December 31, 2023, the Company entered into an arrangement to sell its video manufacturing operations in Richmond, British Columbia and Richardson, Texas, and recognized an impairment loss of $24 million within Other charges in the Consolidated Statements of Operations, as the carrying value of the asset group was below the expected selling price.

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31 (in millions)	2025	2024	2023
Interest expense, net:
Interest expense	$(360)	$(295)	$(249)
Interest income	58	68	33
	$(302)	$(227)	$(216)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$124	$132	$99
Loss from the extinguishment of long-term debt (Note 5)	—	(585)	—
Investment impairments	(4)	(3)	(16)
Foreign currency gain (loss)	(55)	2	(53)
Gain (loss) on derivative instruments (Note 6)	42	(19)	20
Fair value adjustments to equity investments	19	(5)	13
Assessments of uncertain tax positions (Note 7)	—	(11)	—
Other	—	—	5
	$126	$(489)	$68
Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Net Earnings
Years ended December 31	2025	2024	2023
Basic earnings per common share:
Earnings	$2,154	$1,577	$1,709
Weighted average common shares outstanding	166.6	166.8	167.0
Per share amount	$12.93	$9.45	$10.23
Diluted earnings per common share:
Earnings	$2,154	$1,577	$1,709
Weighted average common shares outstanding	166.6	166.8	167.0
Add effect of dilutive securities:
Share-based awards	2.4	4.0	3.7
1.75% senior convertible notes	—	—	1.5
Diluted weighted average common shares outstanding	169.0	170.8	172.1
Per share amount	$12.75	$9.23	$9.93
In the computation of diluted earnings per common share for the year ended December 31, 2025, the assumed exercise of 0.1 million options and 0.1 million awards subject to performance conditions were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2024, the assumed exercise of 0.1 million options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2023, the assumed exercise of 0.1 million options and 0.2 million awards subject to performance conditions were excluded because their inclusion would have been antidilutive.

In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets payable in shares of common stock of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The estimated fair value of the total contingent earnout consideration was $37 million as of December 31, 2025. The shares required to settle the contingent earnout consideration will only be reflected within diluted earnings per share when and if the earnout financial targets have been achieved, in each of the two respective periods.
In 2023, the Company had $1.0 billion of 1.75% senior convertible notes outstanding (the “Silver Lake Convertible Debt”). The notes were convertible based on a rate of 4.9670 per $1,000 principal amount as of December 31, 2023 (equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. In 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the Silver Lake Convertible Debt to be in cash. Because the Company irrevocably decided to settle the principal amount of the Silver Lake Convertible Debt in cash, the Company did not reflect any shares underlying the Silver Lake Convertible Debt in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price. For the years ended December 31, 2023, the Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price. In 2024, the Company repurchased the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium, recognizing a loss on the extinguishment of $585 million. Accordingly, in the computation of diluted earnings per common share for the year ended December 31, 2024, a total of 0.2 million shares related to the Silver Lake Convertible Debt were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. Refer to "Note 5: Debt and Credit Facilities" to our consolidated financial statements in this "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information regarding the repurchase.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

December 31	2025	2024
Accounts receivable	$2,283	$2,035
Less allowance for credit losses	(83)	(83)
	$2,200	$1,952
Inventories, Net
Inventories, net, consist of the following:

December 31	2025	2024
Finished goods	$455	$396
Work-in-process and production materials	644	498
	1,099	894
Less inventory reserves	(116)	(128)
	$983	$766
Other Current Assets
Other current assets consist of the following:

December 31	2025	2024
Current contract cost assets (Note 2)	$72	$70
Contractor receivables	19	44
Tax-related deposits (Note 7)	41	54
Other	246	261
	$378	$429

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2025	2024
Land	$5	$5
Leasehold improvements	479	441
Machinery and equipment	2,655	2,243
	3,139	2,689
Less accumulated depreciation	(1,974)	(1,667)
	$1,165	$1,022
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $191 million, $184 million and $179 million, respectively.
Investments
Investments consist of the following:

December 31	2025	2024
Common stock	$42	$23
Strategic investments, at cost	54	26
Company-owned life insurance policies	83	75
Equity method investments	8	11
	$187	$135
Other Assets
Other assets consist of the following:

December 31	2025	2024
Defined benefit plan assets (Note 8)	$228	$162
Non-current contract cost assets (Note 2)	152	141
Non-current long-term receivables (Note 11)	59	41
Other	52	31
	$491	$375
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
The Company's outstanding amounts related to the suppliers participating in this program was $34 million and $38 million as of December 31, 2025 and December 31, 2024, respectively. Supplier finance program obligations are classified as Accounts payable within the Consolidated Balance Sheets. The following table displays a rollforward of the confirmed amount of supplier finance obligations from January 1, 2024 to December 31, 2025:

(in millions)	2025	2024
Confirmed obligations at the beginning of the year	$38	$35
Invoices confirmed during the year	137	139
Confirmed invoices paid during the year	(141)	(136)
Confirmed obligations outstanding at the end of the year	$34	$38

Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2025	2024
Compensation	$479	$406
Tax liabilities (Note 7)	225	217
Dividend payable	201	182
Trade liabilities	194	160
Operating lease liabilities (Note 3)	133	127
Customer reserves	125	97
External interest liabilities	113	52
Other	460	402
	$1,930	$1,643
Other Liabilities
Other liabilities consist of the following:

December 31	2025	2024
Defined benefit plans (Note 8)	$683	$768
Non-current contract liabilities (Note 2)	751	496
Unrecognized tax benefits (Note 7)	41	39
Deferred income taxes (Note 7)	124	87
Environmental Reserve	119	119
Deferred compensation	111	89
Other	171	121
	$2,000	$1,719
Stockholders’ Equity Information
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2025, the Company had used approximately $16.9 billion of the share repurchase authority to repurchase shares, leaving approximately $1.1 billion of authority available for future repurchases. During the year ended December 31, 2024, the Company paid $3 million of 1% excise tax pursuant to the Inflation Reduction Act of 2022, related to its 2023 share repurchases in excess of issuances.
The Company's share repurchases for 2025, 2024, and 2023 can be summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2025	2.7	$420.21	$1,154
2024	0.6	396.69	244
2023	2.9	278.56	804
Payment of Dividends: On November 18, 2025, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $1.09 per share of common stock to $1.21 per share of common stock. During the years ended December 31, 2025, 2024, and 2023 the Company paid $728 million, $654 million, and $589 million, respectively, in cash dividends to holders of its common stock. On January 15, 2026, the Company paid an additional $201 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Consolidated Statements of Operations during the years ended December 31, 2025, 2024, and 2023:

	Years ended December 31
	2025	2024	2023
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(546)	$(482)	$(539)
Other comprehensive income (loss) before reclassification adjustment	103	(64)	64
Reclassification adjustment into Net earnings	(6)	(2)	(3)
Tax benefit (expense)	4	2	(4)
Other comprehensive income (loss), net of tax	101	(64)	57
Balance at end of period	$(445)	$(546)	$(482)
Derivative instruments:
Balance at beginning of period	$(7)	$(12)	$—
Other comprehensive income (loss) before reclassification adjustment	—	4	(12)
Reclassification adjustment into Interest expense, net	1	1	—
Other comprehensive income (loss), net of tax	1	5	(12)
Balance at end of period	$(6)	$(7)	$(12)
Defined Benefit Plans:
Balance at beginning of period	$(1,986)	$(2,046)	$(1,996)
Other comprehensive income (loss) before reclassification adjustment	(13)	44	(130)
Tax benefit (expense)	3	(9)	34
Other comprehensive income (loss) before reclassification adjustment, net of tax	(10)	35	(96)
Reclassification adjustment - Actuarial net losses into Other income (expense)	37	34	61
Reclassification adjustment - Prior service benefits into Other income (expense)	—	—	1
Tax expense	(10)	(9)	(16)
Reclassification adjustments into Net earnings, net of tax	27	25	46
Other comprehensive income (loss), net of tax	17	60	(50)
Balance at end of period	$(1,969)	$(1,986)	$(2,046)
Total Accumulated other comprehensive loss	$(2,420)	$(2,539)	$(2,540)

5.    Debt and Credit Facilities
Debt

December 31	2025	2024
7.5% debentures due 2025	$—	$252
6.5% debentures due 2025	—	70
364 day term loan	749	—
4.6% senior notes due 2028	698	696
Term loan due 2028	748	—
6.5% debentures due 2028	24	24
5.0% senior notes due 2029	397	396
4.6% senior notes due 2029	802	802
2.3% senior notes due 2030	896	895
4.85% senior notes due 2030	595	—
2.75% senior notes due 2031	847	846
5.2% senior notes due 2032	496	—
5.6% senior notes due 2032	597	596
5.4% senior notes due 2034	894	893
5.55% senior notes due 2035	892	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
	9,163	5,998
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(749)	(322)
Long-term debt	$8,413	$5,675
During the year ended December 31, 2025, the Company repaid the $252 million aggregate principal amount of the 7.5% debentures due 2025 and $70 million aggregate principal amount of the 6.5% debentures due 2025. Furthermore, during the year ended December 31, 2025 the Company borrowed and repaid $179 million of short-term borrowings, including commercial paper which had a weighted-average interest rate of 4.29%.
On June 16, 2025, the Company issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032 and $900 million of 5.55% senior notes due 2035. The Company recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025, the Company borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. The Company was in compliance with its financial covenants as of December 31, 2025. During the year ended December 31, 2025, the weighted average interest rate of the 364-day facility and the term loan due 2028 was 5.10% and 5.25%, respectively. As of December 31, 2025, $749 million of the 364-day term loan was presented as short-term borrowings within the Company's Consolidated Balance Sheets. Subsequent to year-end, on January 30, 2026, the Company repaid $200 million of the $750 million 364-day term loan, reducing the outstanding principal balance to $550 million.
On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to issue the Silver Lake Convertible Debt, which became fully convertible on September 5, 2021. In 2024, the Company repurchased the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The repurchase of the Silver Lake Convertible Debt was accounted for as an extinguishment of debt, as the repurchase was negotiated under economically favorable terms outside of the original contractual conversion rate. A loss on the extinguishment of $585 million was recorded, representing the excess amounts repurchased over the carrying value of debt of $593 million, offset by accrued interest of $8 million. The loss on the extinguishment of debt was recorded within Other Income (Expense) in the Consolidated Statements of Operations during the year ended December 31, 2024.

The Company has an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement (defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the commercial paper notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2025 the Company had no outstanding debt under the commercial paper program.
Aggregate requirements for debt maturities during the next five years are as follows: $750 million in 2026, no maturities in 2027, $1.5 billion in 2028, $1.2 billion in 2029 and $1.5 billion in 2030.
Credit Facilities
On April 25, 2025, the Company entered into a $2.25 billion syndicated, unsecured revolving credit facility maturing in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"), which replaced the Company's $2.25 billion 2021 Motorola Solutions Credit Agreement which was scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2025.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.6 billion and $1.0 billion at December 31, 2025 and December 31, 2024, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2025 and the corresponding positions as of December 31, 2024:

	Notional Amount
Net Buy (Sell) by Currency	2025	2024
British pound	$301	$124
Euro	191	150
Australian dollar	(160)	(136)
Canadian dollar	115	70
Danish krone	58	23
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2025, all of the counterparties had investment grade credit ratings. As of December 31, 2025, the credit risk with all derivative counterparties was approximately $10 million.
Derivative Financial Instruments
The following tables summarize the fair values and location in the Consolidated Balance Sheet of all derivative financial instruments held by the Company at December 31, 2025 and 2024:

	Fair Values of Derivative Instruments
December 31, 2025	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$19
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10	$—
Total derivatives	$10	$19

	Fair Values of Derivative Instruments
December 31, 2024	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$3	$9
Equity swap contracts	—	1
Total derivatives	$10	$10
The following table summarizes the effect of derivatives on the Company's consolidated financial statements for the years ended December 31, 2025, 2024 and 2023:

	Financial Statement Location
		2025	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$(24)	$9	$(4)
Amortized hedge income	Other income (expense)	6	2	3
Treasury rate lock settlement	Accumulated other comprehensive income (loss)	—	4	(12)
Amortization of treasury rate lock	Other income (expense)	(1)	(1)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$42	$(19)	$20
Equity swap contracts	Selling, general and administrative expenses	2	3	1
Net Investment Hedges
The Company uses foreign exchange forward option contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of December 31, 2025, the Company had €160 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the forward points recognized is amortized on a straight line basis and recognized through interest expense within Other income (expense) in the Consolidated Statement of Operations.
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The notional amount of these contracts as of December 31, 2025 was $22 million.
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

7.     Income Taxes
The Company adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" under the retrospective transition method for the year ended December 31, 2025; as a result, amounts disclosed throughout this footnote have been revised for the years ended December 31, 2024 and December 31, 2023.
Components of Income Tax Expense
Components of earnings before income taxes are as follows:

Years ended December 31	2025	2024	2023
United States	$2,130	$1,741	$1,791
Foreign	682	231	355
	$2,812	$1,972	$2,146
Components of income tax expenses are as follows:

Years ended December 31	2025	2024	2023
Current income tax expense
United States Federal	$259	$410	$253
Foreign	183	62	141
States (U.S.)	116	133	70
Total current income tax expense	$558	$605	$464
Deferred income tax expense (benefit)
United States Federal	$101	$(207)	$(24)
Foreign	7	23	(17)
States (U.S.)	(14)	(31)	9
Total deferred income tax expense (benefit)	$94	$(215)	$(32)
Total income tax expense	$652	$390	$432

Differences between income tax expense computed at the U.S. federal statutory tax rate of 21% and income tax expense as reflected in the Consolidated Statements of Operations are as follows:

Years ended December 31	2025		2024		2023
U.S. Federal Statutory Tax Rate	$591	21.0%	$414	21.0%	$450	21.0%
State and Local Income Taxes, Net of Federal Income tax effect (1)	80	2.8%	81	4.1%	62	2.9%
Foreign Tax Effects
Other foreign jurisdictions	40	1.4%	24	1.2%	40	1.9%
Effect of Cross-Border Tax Laws
Foreign-derived intangible income	(14)	(0.5)%	(99)	(5.0)%	(38)	(1.8)%
Other	6	0.2%	(1)	(0.1)%	7	0.3%
Tax Credits
Foreign tax credit	(24)	(0.8)%	(113)	(5.7)%	(26)	(1.2)%
Research & development credit	(17)	(0.6)%	(22)	(1.1)%	(19)	(0.9)%
Changes in Valuation Allowances	—	—%	2	0.1%	(16)	(0.7)%
Nontaxable or Nondeductible Items
Excess tax benefits on share-based payments	(38)	(1.4)%	(35)	(1.8)%	(29)	(1.4)%
Extinguishment of Silver Lake convertible debt	—	—%	124	6.3%	—	—%
Other	24	0.8%	17	0.8%	5	0.2%
Changes in Unrecognized Tax Benefits	3	0.1%	(6)	(0.3)%	(3)	(0.1)%
Other Adjustments	1	—%	4	0.2%	(1)	(0.1)%
Effective Tax Rate	$652	23.2%	$390	19.8%	$432	20.1%
(1) The States that contribute to the majority (greater than 50%) of the tax effect in this category include Illinois, California, New York, Florida, New Jersey, and Pennsylvania for all years, as well as Virginia for 2025.

*Percentages may not add due to rounding.

The effective tax rate for 2025 was higher than the current U.S. federal statutory rate of 21% primarily due to 2025 estimated U.S. state income taxes, partially offset by the recognition of excess tax benefits on share-based compensation.
In 2021, the Organization of Economic Cooperation and Development ("OECD") introduced its Pillar Two Framework Model Rules ("Pillar 2"), that was supported by over 130 countries worldwide, which is designed to impose a 15% global minimum tax on adjusted financial results. The Company continues to monitor developments in the Pillar 2 framework, including the recent release of the Side-by-Side Package by the OECD, and to assess the potential impact of Pillar 2 on its business as the countries in which it operates continue to enact legislation implementing Pillar 2. Pillar 2 did not materially impact the Company's 2025 tax liability.
Cash payments for income and withholding taxes (net of refunds) are as follows:

Years ended December 31	2025	2024	2023
United States Federal	$349	$431	$335
States (U.S.)	109	130	92
Foreign:
Canada*	*	*	83
Other	111	66	77
Total	$569	$627	$587
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, rather than Income tax expense, are the result of retirement benefit adjustments and currency translation adjustments. The adjustments were charges of $3 million for the year ended December 31, 2025, charges of $16 million for the year ended December 31, 2024, and benefits of $14 million for the year ended December 31, 2023.

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
Undistributed foreign earnings of certain foreign subsidiaries continue to be indefinitely reinvested outside the U.S. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities on such earnings; however, due to the above-mentioned changes made under the Tax Act, the Company believes that the additional U.S. or foreign income tax charge with respect to such earnings, if distributed, would be immaterial.
Gross deferred tax assets were $2.5 billion and $2.4 billion for December 31, 2025 and December 31, 2024, respectively. Deferred tax assets, net of valuation allowances, were $2.4 billion at both December 31, 2025 and December 31, 2024. Gross deferred tax liabilities were $1.8 billion and $1.2 billion at December 31, 2025 and December 31, 2024, respectively.
Significant components of deferred tax assets (liabilities) are as follows:

December 31	2025	2024
Inventory	$30	$30
Accrued liabilities and allowances	105	87
Employee benefits	212	221
Capitalized items	(237)	391
Tax basis differences on investments	5	2
Depreciation tax basis differences on fixed assets	(62)	(31)
Undistributed non-U.S. earnings	(28)	(23)
Tax attribute carryforwards	152	98
Business reorganization	6	7
Warranty and customer liabilities	28	24
Deferred revenue and costs	457	420
Valuation allowances	(59)	(62)
Operating lease assets	(142)	(128)
Operating lease liabilities	147	134
Other	23	24
	$637	$1,194
At December 31, 2025 and December 31, 2024, the Company had valuation allowances of $59 million and $62 million, respectively, against its deferred tax assets, including $40 million and $42 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s U.S. valuation allowance decreased $1 million during 2025 primarily due to the utilization and expiration of state tax attributes. The Company's Non-U.S. valuation allowance decreased $2 million during 2025 primarily due to the expiration of tax attributes. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax attribute carryforwards are as follows:

December 31, 2025	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$245	$52	2026-2038
Foreign tax credits	—	6	2028-2035
General business credits	—	1	2030-2036
Minimum tax credits	—	25	Unlimited
State tax losses	—	10	2028-2045
State tax credits	—	3	2026-2039
Non-U.S. subsidiaries:
United Kingdom tax losses	152	38	Unlimited
Canada tax losses	17	5	2035-2045
Canada tax credits	—	3	2042-2045
Other subsidiaries tax losses	47	9	Various
	$461	$152
The Company had unrecognized tax benefits of $44 million and $42 million at December 31, 2025 and December 31, 2024, respectively, of which approximately $42 million and $40 million, if recognized, would have affected the effective tax rate for 2025 and 2024, respectively.
A roll-forward of unrecognized tax benefits is as follows:

(in millions)	2025	2024
Balance at January 1	$42	$32
Additions based on tax positions related to current year	2	1
Additions for tax positions of prior years	3	18
Reductions for tax positions of prior years	(1)	(1)
Settlements and agreements	(1)	(5)
Lapse of statute of limitations	(1)	(3)
Balance at December 31	$44	$42
The Company recorded $41 million and $39 million of unrecognized tax benefits in Other liabilities at December 31, 2025 and December 31, 2024, respectively.
The Company has several U.S. federal, U.S. state, and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2021-2025
Australia	2021-2025
Canada	2021-2025
Germany	2018-2025
India	1997-2025
Ireland	2021-2025
Israel	2023-2025
Poland	2020-2025
Malaysia	2018-2025
United Kingdom	2023-2025
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

At December 31, 2025, the Company had $32 million accrued for interest and $23 million accrued for penalties on unrecognized tax benefits. At December 31, 2024, the Company had $30 million and $23 million accrued for interest and penalties, respectively, on unrecognized tax benefits. The Company's policy is to classify the interest and penalty as a component of interest expense and other expense, respectively.

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
Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non-U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$1	$1	$1	$—	$—	$—
Interest cost	201	189	190	58	57	56	5	4	5
Expected return on plan assets	(305)	(298)	(293)	(108)	(104)	(108)	(13)	(13)	(13)
Amortization of:
Unrecognized net loss	25	25	22	7	6	37	5	3	2
Unrecognized prior service benefit	—	—	—	(3)	(3)	(2)	3	3	3
Net periodic cost (benefit)	$(79)	$(84)	$(81)	$(45)	$(43)	$(16)	$—	$(3)	$(3)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at January 1	$3,755	$3,928	$1,163	$1,347	$105	$96
Service cost	—	—	1	1	—	—
Interest cost	201	189	58	57	5	4
Actuarial loss (gain)	76	(220)	(51)	(156)	(4)	17
Foreign exchange valuation adjustment	—	—	100	(32)	—	—
Benefit payments	(167)	(142)	(60)	(54)	(11)	(12)
Benefit obligation at December 31	$3,865	$3,755	$1,211	$1,163	$95	$105
Change in plan assets:
Fair value at January 1	$3,249	$3,273	$1,083	$1,172	$128	$134
Return on plan assets	360	112	54	(23)	15	6
Company contributions	7	6	11	9	—	—
Foreign exchange valuation adjustment	—	—	84	(21)	—	—
Benefit payments	(167)	(142)	(60)	(54)	(11)	(12)
Fair value at December 31	$3,449	$3,249	$1,172	$1,083	$132	$128
Funded status of the plan	$(416)	$(506)	$(39)	$(80)	$37	$23
Unrecognized net loss	1,631	1,635	790	796	76	88
Unrecognized prior service benefit (cost)	—	—	(61)	(64)	38	41
Prepaid pension cost	$1,215	$1,129	$690	$652	$151	$152
Components of prepaid (accrued) pension cost:
Current benefit liability	$(2)	$(3)	$—	$—	$—	$—
Non-current benefit liability	(414)	(503)	(196)	(194)	—	—
Non-current benefit asset	—	—	157	114	37	23
Deferred income taxes	388	388	94	95	31	35
Accumulated other comprehensive loss	1,243	1,247	635	637	83	94
Prepaid pension cost	$1,215	$1,129	$690	$652	$151	$152
For the year ended December 31, 2025, the primary driver of the increase in the U.S. Pension Benefit Plans' benefit obligation was higher actuarial losses due to a decrease in the discount rate from 5.70% as of December 31, 2024 to 5.50% as of December 31, 2025, partially offset by actuarial gains in the benefit obligation due to updated lump-sum interest rates. For the year ended December 31, 2024, the primary driver of the decrease in the U.S. Pension Benefit Plans' benefit obligation was higher actuarial gains due to an increase in the discount rate from 5.01% as of December 31, 2023 to 5.70% as of December 31, 2024, partially offset by actuarial losses in the benefit obligation due to updated lump-sum interest rates and updated demographic assumption changes.
For the year ended December 31, 2025, the most significant driver of the increase in Non-U.S. Pension Benefit Plans' benefit obligation was the unfavorable foreign exchange rate effects, partially offset by lower actuarial gains. The Non-U.S. Pension Benefit Plans incurred actuarial gains primarily due to an increase in the discount rate from 5.07% as of December 31, 2024 to 5.25% as of December 31, 2025. For the year ended December 31, 2024, the most significant drivers of the decrease in Non-U.S. Pension Benefit Plans' benefit obligation were the higher actuarial gains coupled with favorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial gains primarily due to an increase in the discount rate from 4.30% as of December 31, 2023 to 5.07% as of December 31, 2024.

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
The Company used "Mortality Improvement Scale MP-2021" to calculate both the 2025 U.S. projected benefit obligations and the 2024 U.S. projected benefit obligations.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2025	2024	2025	2024	2025	2024
Discount rate	5.46%	4.90%	4.87%	4.27%	5.18%	4.89%
Investment return assumption	8.01%	7.74%	6.29%	5.84%	8.55%	8.30%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2025	2024	2025	2024	2025	2024
Discount rate	5.50%	5.70%	5.25%	5.07%	5.12%	5.49%
Future compensation increase rate	n/a	n/a	0.61%	0.67%	n/a	n/a
The following table presents the accumulated benefit obligation, projected benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2025	2024	2025	2024
Accumulated benefit obligation	$3,865	$3,775	$1,210	$1,162
Projected benefit obligation	3,865	3,755	1,211	1,163
Fair value of plan assets	3,449	3,249	1,172	1,083
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

The weighted-average asset allocations by asset categories for all pension plans and the Postretirement Health Care Benefits Plan were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2025	2024	2025	2024
Target Mix:
Equity securities	22%	23%	25%	25%
Fixed income securities	61%	61%	56%	57%
Cash and other investments	17%	16%	19%	18%
Actual Mix:
Equity securities	21%	22%	24%	24%
Fixed income securities	61%	60%	56%	56%
Cash and other investments	18%	18%	20%	20%
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
Cash Funding
The Company made $7 million and $6 million of contributions to its U.S. Pension Benefit Plans during 2025 and 2024, respectively. The Company contributed $11 million and $9 million to its Non U.S. Pension Benefit Plans during 2025 and 2024, respectively. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2025 or 2024.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2026	$189	$63	$13
2027	205	64	12
2028	222	65	11
2029	239	66	10
2030	255	67	10
2031-2035	1,445	351	36
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
The net periodic pension cost for these split-dollar life insurance arrangements was $2 million, $3 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $47 million and $46 million as of December 31, 2025 and December 31, 2024, respectively.

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
Defined Contribution Plan
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) plan (the "401(k) plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. In 2026, the Company began making the matching contributions in Company stock. The Company’s expenses for material defined contribution plans for the years ended December 31, 2025, 2024 and 2023 were $33 million, $53 million and $45 million, respectively.
Under the 401(k) plan, the Company may make an additional discretionary matching contribution to eligible employees. For the years ended December 31, 2025, 2024, and 2023 the Company made no discretionary contributions.

9.    Share-Based Compensation and Other Incentive Plans
The Company grants options to acquire shares of common stock to certain employees. Each option granted has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of five to ten years and vest over two to three years. In conjunction with a change in control, stock options assumed or replaced with comparable stock options only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or resigns for good reason within 24 months of a change in control.
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
Performance-based stock options (“performance options”) and market stock units ("MSUs") have been granted to certain Company executive officers, and performance stocks units ("PSUs") have been granted to executives participating in the Long Range Incentive Plan ("LRIP"), including Company executive officers. Performance options have a three-year performance period and are granted as a target number of units subject to adjustment based on company performance. Each performance option granted has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of ten years. Shares ultimately issued for performance option awards granted are based on the actual total shareholder return (“TSR”) compared to the S&P 500 over the three-year performance period based on a payout factor that corresponds to actual TSR results as established at the date of grant. Vesting occurs on the third anniversary of the grant date. Under the terms of the MSUs, vesting is conditioned upon continuous employment until the vesting date and the payout factor requires a minimum of 60% of the share price on the award date with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vesting date, and the 30 calendar days immediately preceding the grant or vesting date. Vesting occurs ratably over three years. PSUs have been granted as a portion of the LRIP awards. The PSUs have a three-year performance period and are granted as a target number of units subject to adjustment based on company performance. The number of PSUs earned will be based on the actual TSR compared to the S&P 500 over the three-year performance period based on a payout factor that corresponds to actual TSR results as established at the date of grant. Vesting occurs on the third anniversary of the grant date.
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For each of the years ended December 31, 2025, 2024 and 2023, employees purchased 0.3 million shares, at purchase prices of $372.14 and $370.59 in 2025, $231.98 and $300.55 in 2024, and $194.62 and $231.40 in 2023.

Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2025, 2024 and 2023 was $112.52, $92.20 and $73.04, respectively, using the following weighted-average assumptions:

	2025	2024	2023
Expected volatility	24.4%	21.4%	24.4%
Risk-free interest rate	3.9%	4.3%	4.2%
Dividend yield	1.3%	1.4%	1.6%
Expected life (years)	5.9	5.9	5.9
The Company calculates the value of each performance option, MSU, and PSU using a Monte Carlo simulation option pricing model, estimated on the date of grant. The fair values of performance options, MSUs, and PSUs granted during 2025 were $171.79, $449.80 and $446.9, respectively. The fair values of performance options, MSUs, and PSUs granted during 2024 were $141.51, $396.90 and $515.85, respectively. The fair value of performance options, MSUs and PSUs granted during 2023 was $122.55, $299.32 and $348.27, respectively. The following assumptions were used for the calculations.

	2025	2024	2023
	Performance Options	Performance Options	Performance Options
Expected volatility of common stock	24.9%	21.7%	25.1%
Expected volatility of the S&P 500	29.8%	30.5%	33.3%
Risk-free interest rate	4.1%	4.3%	4.1%
Dividend yield	1.3%	1.4%	1.7%
Expected life (years)	6.5	6.5	6.5

	2025	2024	2023
	Market Stock Unit	Market Stock Unit	Market Stock Units
Expected volatility of common stock	24.9%	21.7%	25.1%
Risk-free interest rate	3.9%	4.4%	4.5%
Dividend yield	1.1%	1.3%	1.5%

	2025	2024	2023
	Performance Stock Units	Performance Stock Units	Performance Stock Units
Expected volatility of common stock	24.9%	21.7%	25.1%
Expected volatility of the S&P 500	29.8%	30.8%	33.3%
Risk-free interest rate	3.9%	4.3%	4.6%
Dividend yield	1.1%	1.1%	1.4%
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

The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, at December 31, 2025 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
$70-$100	495	$79	1	495	$79	1
$101-$200	797	146	4	797	146	4
$201-$300	526	237	6	390	227	6
$301-$400	199	345	8	28	341	8
$401 and over	182	422	9	9	448	9
	2,199			1,719
As of December 31, 2025, the weighted average contractual life for options outstanding and exercisable was five and four years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Restricted Stock Units		Restricted Stock
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2025	491	$230	1,275	$275	65	$397
Granted	93	414	685	418	74	434
Releases/Exercised	(115)	226	(626)	268	(39)	166
Forfeited/Canceled	(7)	362	(50)	337	—	—
Balance as of December 31, 2025	462	$267	1,284	$352	100	$420
Awards exercisable	288	205	—	—	—	—

	Performance Options		Market Stock Units		Performance Stock Units
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2025	1,731	$144	79	$331	264	$407
Granted	96	414	37	450	54	446
Releases/Exercised	(268)	99	(67)	296	(166)	416
Adjustment for payout factor	178	222	27	228	99	381
Forfeited/Canceled	—	—	—	—	(3)	422
Balance as of December 31, 2025	1,737	$174	76	$402	248	$457
Awards exercisable	1,431	139	—	—	—	—
At December 31, 2025 and 2024, 4.8 million and 6.0 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2025	2024	2023
Share-based compensation expense included in:
Costs of sales	$57	$48	$40
Selling, general and administrative expenses	162	132	116
Research and development expenditures	74	63	56
Share-based compensation expense included in Operating earnings	293	243	212
Tax benefit	62	51	43
Share-based compensation expense, net of tax	$231	$192	$169
Decrease in basic earnings per share	$(1.39)	$(1.15)	$(1.01)
Decrease in diluted earnings per share	$(1.37)	$(1.12)	$(0.98)
At December 31, 2025, the Company had unrecognized compensation expense related to all share-based awards of $421 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately three years and $8 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. The aggregate fair value of outstanding share-based awards as of December 31, 2025 was $784 million.
Cash received from stock option exercises and the employee stock purchase plan was $159 million, $161 million, and $157 million, offset by tax withholdings of $113 million, $86 million, and $53 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $95 million, $164 million, and $152 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2025 was $424 million and $402 million, respectively, based on a December 31, 2025 stock price of $383.32 per share.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2025, 2024 and 2023 was $224 million, $218 million and $205 million, respectively.

10.    Fair Value Measurements
Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2025 and December 31, 2024 were as follows:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$—	$10
Common stock and equivalents	42	—	—	42
Liabilities:
Foreign exchange derivative contracts	$—	$19	$—	$19
Contingent earnout consideration (Note 15)	—	—	37	37

December 31, 2024	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$10
Common stock and equivalents	23	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$9	$9
Equity swap contracts	1	—	1

In connection with the acquisition of Silvus, contingent earnout consideration reflects the estimated fair value of the contingent future payments to the Seller following the achievement of certain financial targets. Refer to "Note 15: Intangible Assets and Goodwill” to our consolidated financial statements in this “Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information regarding the details of the contingent earnout consideration. The Company determines the fair value of its contingent earnout consideration liability using a Monte Carlo simulation model, which requires the use of Level 3 inputs, such as projected future net sales, gross margin and cash flows. At the acquisition date, the Company recorded a contingent liability of approximately $38 million, related to the estimated fair value of the contingent earnout consideration, which was included in the purchase price. For the year ended December 31, 2025, the fair value adjustment related to the contingent earnout consideration was $1 million which was recorded to Other income, net in the Company's Consolidated Statement of Operations.
Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2025 and 2024 were as follows:
U.S. Pension Benefit Plans

December 31, 2025	Level 1	Level 2	Level 3	Total
Equities	$24	$—	$—	$24
Commingled funds	1,200	422	—	1,622
Government fixed income securities	—	347	—	347
Corporate fixed income securities	—	919	—	919
Short-term investment funds	231	—	—	231
Private assets	—	—	238	238
Total investment securities	$1,455	$1,688	$238	$3,381
Accrued income receivable				51
Cash				17
Fair value plan assets				$3,449
The following table summarizes the changes in fair value of the Level 3 assets:

2025
Fair value at January 1, 2025	$203
Actual return on plan assets	27
Purchases	8
Fair value at December 31, 2025	$238

December 31, 2024	Level 1	Level 2	Level 3	Total
Equities	$23	$—	$—	$23
Commingled funds	1,039	404	—	1,443
Government fixed income securities	—	239	—	239
Corporate fixed income securities	—	905	—	905
Short-term investment funds	258	—	—	258
Private Assets	—	—	203	203
Total investment securities	$1,320	$1,548	$203	$3,071
Accrued income receivable				162
Cash				16
Fair value plan assets				$3,249

Non-U.S. Pension Benefit Plans

December 31, 2025	Level 1	Level 2	Total
Equities	$64	$—	$64
Commingled funds	205	33	238
Government fixed income securities	—	755	755
Short-term investment funds	41	—	41
Total investment securities	$310	$788	$1,098
Cash			5
Accrued income receivable			21
Insurance contracts			48
Fair value plan assets			$1,172

December 31, 2024	Level 1	Level 2	Total
Equities	$53	$—	$53
Commingled funds	236	35	271
Government fixed income securities	—	615	615
Short-term investment funds	56	—	56
Total investment securities	$345	$650	$995
Cash			4
Accrued income receivable			42
Insurance contracts			42
Fair value plan assets			$1,083
Postretirement Health Care Benefits Plan

December 31, 2025	Level 1	Level 2	Level 3	Total
Equities	$1	$—	$—	$1
Commingled funds	44	17	—	61
Government fixed income securities	—	13	—	13
Corporate fixed income securities	—	37	—	37
Short-term investment funds	9	—	—	9
Private funds	—	—	9	9
Total investment securities	$54	$67	$9	$130
Accrued income receivable				2
Fair value plan assets				$132
The following table summarizes the changes in fair value of the Level 3 assets:

2025
Fair value at January 1, 2025	$8
Actual return on plan assets	1
Fair value at December 31, 2025	$9

December 31, 2024	Level 1	Level 2	Level 3	Total
Equities	$1	$—	$—	$1
Commingled funds	40	16	—	56
Government fixed income securities	—	10	—	10
Corporate fixed income securities	—	37	—	37
Short-term investment funds	10	—	—	10
Private funds	—	—	8	8
Total investment securities	$51	$63	$8	$122
Accrued income receivable				6
Fair value plan assets				$128
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
At December 31, 2025, the Company had $735 million of investments in money market government and U.S. treasury funds (Level 1) classified as Cash and cash equivalents in its Consolidated Balance Sheet, compared to $1.2 billion at December 31, 2024. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of its debt at December 31, 2025 was $9.2 billion. The fair value of long-term debt at December 31, 2024 was $5.8 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. Refer to "Note 5: Debt and Credit Facilities" to our consolidated financial statements in this “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a further discussion of the Company's debt.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2025	2024
Long-term receivables, gross	$93	$65
Less allowance for losses	(2)	(2)
Long-term receivables	$91	$63
Less current portion	(32)	(22)
Non-current long-term receivables	$59	$41
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Consolidated Balance Sheet. The Company recognized $1 million in interest income on long-term receivables for both of the years ended December 31, 2025 and 2024, compared to no interest income for the year ended December 31, 2023.

Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $179 million at December 31, 2025 and $105 million at December 31, 2024.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2025, 2024 and 2023.

Years ended December 31	2025	2024	2023
Accounts receivable sales proceeds	$156	$15	$96
Long-term receivables sales proceeds	258	205	182
Total proceeds from receivable sales	$414	$220	$278
The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
At December 31, 2025, the Company had retained servicing obligations for $814 million of long-term receivables, compared to $794 million of long-term receivables at December 31, 2024. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.
Credit Quality of Long-Term Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2025 and December 31, 2024 is as follows:

December 31, 2025	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$58	$9	$1	$1
Commercial loans and leases secured	35	3	—	1
Long-term receivables, including current portion	$93	$12	$1	$2

December 31, 2024	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$31	$2	$1	$1
Commercial loans and leases secured	34	3	—	1
Long-term receivables, including current portion	$65	$5	$1	$2
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
As of December 31, 2025, the Company had entered into firm, non-cancelable, and unconditional commitments under such arrangements through 2033. The Company expects to make total payments of $771 million under these arrangements as follows: $250 million in 2026, $197 million in 2027, $127 million in 2028, $108 million in 2029, $46 million in 2030 and $43 million thereafter.

Legal Matters
Hytera Civil Litigation
In 2017, the Company filed a complaint against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), in the U.S. District Court for Northern District of Illinois (the "District Court"), alleging trade secret theft and copyright infringement, and seeking injunctive relief. In 2020, a jury decided in the Company's favor and awarded the Company $543.7 million, plus $51.1 million in pre-judgment interest and $2.6 million in costs, as well as $34.2 million in attorneys' fees.
Subsequently, the District Court ordered Hytera to pay the Company a forward-looking reasonable royalty on products ("I-Series") that use the Company’s stolen trade secrets, setting royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. In 2024, amounts paid into escrow of approximately $61 million were released to the Company and recorded as a gain within Other charges within the Consolidated Statement of Operations. Hytera made quarterly de minimis royalty payments related to the I-Series products directly to the Company in 2025.
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
In 2025, Hytera made payments towards amounts awarded to the Company and owed by Hytera pursuant to court orders related to I-Series products. In 2025, Hytera made payments of $157 million, of which the Company received $141 million, net of withholding taxes. Subsequent to year-end, in January 2026, Hytera made a payment of $40 million, of which the Company received $36 million, net of withholding taxes. These payments were recorded as a gain within Other charges within the Consolidated Statement of Operations. The Company continues to seek collection of the judgment through the ongoing legal process.
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
The District Court held hearings in August 2024, concerning whether Hytera's currently shipping H-Series products continue to misuse the Company's trade secrets and copyrighted source code. On August 25, 2025, the District Court held Hytera in civil contempt for violation of the District Court’s royalty order and ordered Hytera to pay the Company approximately $70 million for unpaid royalties and interest for Hytera’s continued use of the Company’s trade secrets and copyrighted source code in Hytera's H-Series products. The District Court subsequently ordered Hytera to pay additional royalties of $31 million accrued from the August 2024 hearings and the August 25, 2025 order. Hytera has appealed the District Court’s order to the Court of Appeals. Hytera’s appeal does not automatically stay its obligation to pay the $101 million. On October 14-15, 2025, the District Court heard arguments on whether Hytera must pay the $101 million into escrow, or directly to the Company as a payment towards amounts awarded to the Company and owed by Hytera pursuant to prior court orders, but has not yet issued a ruling.
Hytera Criminal Litigation
On January 13, 2025, Hytera pleaded guilty to one federal felony count of conspiracy to steal the Company's trade secrets in a criminal action brought by the U.S. Department of Justice against Hytera and several of its employees in the District Court. On November 24-25, December 15, 2025, and January 29, 2026, the District Court held hearings related to Hytera's sentencing. The District Court is expected to issue its ruling on March 5, 2026. Pursuant to the plea agreement reached between Hytera and the government, it is expected that Hytera's sentence may include a fine to be paid to the government and restitution to be paid to the Company in an amount to be determined by the District Court.

13.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, and the implementation and integration of such systems, devices and applications. Within MCN, the Company is a global leader in the two-way radio category, including the Company’s Project 25 (P25), Terrestrial Trunked Radio (TETRA), Digital Mobile Radio (DMR), as well as other professional and commercial radio (“PCR”) solutions. The Company provides LTE solutions for public safety, government, including defense, and enterprise users, including devices that operate in both low-band and mid-band frequencies. Additionally, through the Company's MANET and High Frequency (HF) and Very High Frequency (VHF) communications technologies, it supports defense, government and disaster relief agency customers that require dynamic, mobile and tactical point-to-point voice and data communications in remote or contested environments without the need for fixed infrastructure. The Company's Video technology includes network video management infrastructure, fixed security, certain mobile video equipment and access control solutions. The primary customers of the Products and Systems Integration segment are government, including defense, public safety and enterprise customers who operate private communications systems and video security solutions and typically manage a mobile workforce. In 2025, the segment’s net sales were $7.3 billion, representing 62% of the Company's consolidated net sales.
Software and Services: The Software and Services segment provides a broad range of solution offerings for government, public safety and enterprise customers. Software includes public safety and enterprise Command Center, unified communications applications, certain mobile video equipment, and video software solutions, delivered both on-premise and “as-a-service.” Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced technologies include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer-owned or Motorola Solutions-owned communications systems. In 2025, the segment’s net sales were $4.4 billion, representing 38% of the Company's consolidated net sales.
For the years ended December 31, 2025, 2024 and 2023, no single customer accounted for more than 10% of the Company's net sales.
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
The following table summarizes Net sales, significant expenses, Gross margin and Operating earnings by segment:

	2025			2024			2023
Years ended December 31	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$7,253	$4,429	$11,682	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978
Costs of sales	3,338	2,309	5,647	3,215	2,090	5,305	3,115	1,893	5,008
Gross margin	3,915	2,120	6,035	3,668	1,844	5,512	3,127	1,843	4,970
Selling, general and administrative expenses	1,478	392	1,870	1,392	360	1,752	1,239	322	1,561
Research and development expenditures	598	372	970	575	342	917	551	307	858
Other charges	78	129	207	25	130	155	93	163	257
Operating earnings	$1,761	$1,227	$2,988	$1,676	$1,012	$2,688	$1,244	$1,050	$2,294
Total other expense			(176)			(716)			(148)
Net earnings before income taxes			$2,812			$1,972			$2,146

The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2025	2024	2023	2025	2024	2023
Products and Systems Integration	$131	$103	$97	$92	$90	$83
Software and Services	134	154	156	99	94	96
	$265	$257	$253	$191	$184	$179
The Company's chief operating decision maker does not review or allocate resources based on segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2025	2024	2023	2025	2024	2023
United States	$7,929	$7,432	$6,559	$15,365	$11,456	$10,207
United Kingdom	603	572	769	2,538	2,190	2,034
Canada	433	388	373	435	383	362
Other	2,717	2,425	2,277	1,051	566	733
	$11,682	$10,817	$9,978	$19,389	$14,595	$13,336
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
During 2025, 2024, and 2023 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. These initiatives impacted both of the Company’s segments and affected employees located in all geographic regions.
2025 Charges
During 2025, the Company recorded net reorganization of business charges of $60 million, including $16 million of charges in Costs of sales and $44 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the $60 million were charges of $62 million related to employee separation costs and $2 million related to exit costs, partially offset by $4 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2025
Products and Systems Integration	$42
Software and Services	18
$60

Reorganization of Businesses Accruals

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Reorganization costs	$27	$62	$(4)	$(61)	$24
Exit costs	1	2	—	(3)	—
	$28	$64	$(4)	$(64)	$24
Exit Costs
At January 1, 2025, the Company had an accrual of $1 million for exit costs related to the Company's exit of the Emergency Services Network ("ESN") contract with the Home Office. During the year, the Company used $1 million reflecting related cash payments to exit certain committed contracts.
Employee Separation Costs
At January 1, 2025, the Company had an accrual of $27 million for employee separation costs. The 2025 additional charges of $62 million include severance costs for approximately 830 employees, of which 590 were direct employees and 240 were indirect employees. The adjustments of $4 million reflect reversals of accruals no longer needed. The $61 million used in 2025 reflects cash payments to severed employees. The remaining accrual of $24 million, which is included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2025, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 115 employees to be separated in 2026.
2024 Charges
During 2024, the Company recorded net reorganization of business charges of $38 million, including $12 million of charges in Costs of sales and $26 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the $38 million were charges of $48 million for employee separation costs, partially offset by $6 million of reversals for employee separation accruals no longer needed and $4 million of reversals for exit cost accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2024
Products and Systems Integration	$32
Software and Services	6
$38
Reorganization of Businesses Accruals

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Reorganization costs	$23	$48	$(6)	$(38)	$27
Exit costs	5	—	(4)	—	1
	$28	$48	$(10)	$(38)	$28
Exit Costs
At January 1, 2024, the Company had an accrual of $5 million for exit costs related to the Company's exit of the ESN contract with the Home Office. During the year, the Company recorded a $4 million reversal for accruals no longer needed. The remaining $1 million of exit costs are recorded in Accrued liabilities in the Company's Consolidated Balance Sheet at December 31, 2024, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2024, the Company had an accrual of $23 million for employee separation costs. The 2024 additional charges of $48 million include severance costs for approximately 720 employees, of which 460 were direct employees and 260 were indirect employees. The adjustments of $6 million reflect reversals of accruals no longer needed. The $38 million used in 2024 reflects cash payments to severed employees. The remaining accrual of $27 million, which was included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2024, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 140 employees to be separated in 2025.

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
Under the terms of the transaction, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The contingent earnout consideration, if any, will be paid in shares of common stock. The Company valued the contingent earnout consideration using a Monte Carlo methodology which resulted in the Company recognizing $38 million in purchase consideration at the date of close in Other liabilities on the Company’s Condensed Consolidated Balance Sheet. Contingent earnout consideration will continue to be valued at fair value throughout the earnout term and until paid. Changes to the fair value of the contingent earnout consideration will be recorded as a component of operating income within Other income, net in the Company's Consolidated Statement of Operations. Refer to "Note 10: Fair Value Measurements" in this "Part II. Item 8, Financial Statements and Supplementary Data" of this form 10-K for more information regarding the change in fair value.
The Company recognized goodwill of $2.9 billion which was allocated primarily to the Products and Systems Integration segment. In addition, the Company recognized $1.9 billion of intangible assets and $401 million of net liabilities, inclusive of $454 million of deferred tax liabilities and $53 million of net tangible assets. Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized including future customer relationships, new technology and the assembled workforce. The goodwill is not deductible for tax purposes.
The identifiable intangible assets were each classified primarily as one asset as follows: $135 million of trade names, $820 million of customer relationships and $920 million of developed technology which will be amortized over a period of twelve, twelve and eight years, respectively. The fair values of all intangible assets were estimated using the income approach. Customer relationships was valued under the excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible assets. Developed technology and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. The Company applies significant judgment in determining the estimates and assumptions used to estimate the fair values of the intangible assets, including the forecasted revenue growth rates, customer attrition rate, and discount rate for customer relationships and the forecasted revenue growth rates, royalty rate, and discount rate for developed technology.
This business is part of both the Products and Systems Integration segment and the Software and Services segment. Between the acquisition date and December 31, 2025, the Company recorded a net reduction of $26 million in goodwill and an increase primarily to intangible assets related to purchase accounting adjustments during the measurement period. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net tangible assets and goodwill may be subject to change.

Recent Acquisitions
On November 18, 2025, the Company acquired Blue Eye, a provider of AI-powered enterprise remote video monitoring ("RVM") services for $79 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of two years. The acquisition enhances the Company's video security portfolio, serving a wide range of enterprises with real-time intelligence to help reduce loss and damage, mitigate risk and boost profitability. The Company recognized $59 million of goodwill, $24 million of identifiable intangible assets and $4 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of customer relationships and $15 million of developed technology and will be amortized over a period of twenty and eleven years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $174 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value price of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio, including body cameras, fixed video, panic buttons and radios. The Company recognized $119 million of goodwill, $48 million of identifiable intangible assets and $7 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $15 million of customer relationships and $32 million of developed technology and will be amortized over a period of three, nineteen and eleven years, respectively. The business is part of the Software and Services segment. Between the acquisition date and December 31, 2025, the Company recorded a net reduction of $7 million in goodwill and an increase primarily to intangible assets related to purchase accounting adjustments during the measurement period. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
On February 21, 2025, the Company acquired RapidDeploy, a provider of cloud-native 911 solutions for public safety for $240 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $6 million to certain key employees that will be expensed over a service period of two years. The acquisition complements the Company's Command Center portfolio of 911 solutions. The Company recognized $132 million of goodwill, $117 million of identifiable intangible assets and $9 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $6 million of trade names, $36 million of customer relationships and $75 million of developed technology and will be amortized over a period of nine, nineteen and eighteen years, respectively. Between the acquisition date and December 31, 2025, the Company recorded a net reduction of $54 million in goodwill and an increase primarily to intangible assets related to purchase accounting adjustments during the measurement period. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
On October 29, 2024, the Company acquired 3tc Software, a provider of control room software solutions for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. The acquisition expands the Company's critical experience and innovation focused on advancing CAD for the U.K.'s public safety agencies. The Company recognized $15 million of goodwill, $11 million of identifiable intangible assets, and $3 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $11 million of developed technology and will be amortized over a period of seven years. The business is part of the Software and Services segment. The purchase accounting was completed as of the fourth quarter of 2025.
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
Intangible Assets
Amortized intangible assets are comprised of the following:

	2025		2024
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$2,285	$679	$1,226	$535
Customer-related	2,515	1,190	1,609	1,093
Trade name	247	74	103	61
Other intangibles	15	15	15	15
	$5,062	$1,958	$2,953	$1,704
Amortization expense on intangible assets, which is included within Other charges in the Consolidated Statements of Operations, was $234 million, $152 million, and $177 million for the years ended December 31, 2025, 2024, and 2023, respectively. The increase in amortization expense during 2025 was a result of the amortization of intangible assets acquired in the Silvus acquisition. As of December 31, 2025, future amortization expense is estimated to be $345 million in 2026, $335 million in 2027, $334 million in 2028, $322 million in 2029, and $319 million in 2030.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2025		2024
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$2,707	$552	$1,017	$409
Software and Services	2,355	1,406	1,936	1,295
	$5,062	$1,958	$2,953	$1,704

Goodwill
The following table displays a rollforward of the carrying amount of goodwill, net of impairment losses, by segment from January 1, 2024 to December 31, 2025:

(in millions)	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2024	$1,568	$1,833	$3,401
Goodwill acquired	16	128	144
Purchase accounting adjustments	(9)	3	(6)
Foreign currency translation	(2)	(11)	(13)
Balance as of December 31, 2024	$1,573	$1,953	$3,526
Goodwill acquired	2,654	606	3,260
Purchase accounting adjustments	—	(4)	(4)
Foreign currency translation	2	16	18
Balance as of December 31, 2025	$4,229	$2,571	$6,800
The Company conducts its annual assessment of goodwill for impairment as of the last day of the third quarter of each fiscal year. The goodwill impairment assessment is performed at the reporting unit level which is an operating segment or one level below an operating segment.
In 2025 and 2024, the Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal year 2025 and 2024, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, a quantitative goodwill impairment test was not required and there was no impairment of goodwill in 2025 or 2024.

16.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2025, 2024, and 2023:

	Balance at Beginning of Period	Charged to Earnings	Used	Adjustments*	Balance at End of Period
2025
Allowance for credit losses	$83	$39	$(39)	$—	$83
2024
Allowance for credit losses	69	49	(35)	—	83
2023
Allowance for credit losses	61	29	(21)	—	69
* Adjustments include translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of December 31, 2025 (the "Evaluation Date"), the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
On August 6, 2025, the Company completed the acquisition of Silvus. Management has excluded Silvus from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 (other than Silvus' goodwill and intangibles, which were included in such assessment), because it was acquired by the Company in 2025. Silvus is a wholly-owned subsidiary whose total assets (excluding goodwill and intangibles) and total revenues excluded from management’s assessment represent 1% and 2%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2025.
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

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
3.     Exhibits
Exhibit numbers 10.5 through 10.55 listed in this Exhibit Index are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

2.1+
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

Certain instruments defining the rights of holders of long-term debt of Motorola Solutions, Inc. and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Motorola Solutions, Inc. agrees to furnish a copy of any such instrument to the SEC upon request.

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

10.30
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Messrs. Molloy, Saptharishi, and Winkler on November 11, 2024 (incorporated by reference to Exhibit 10.35 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

10.36
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants from March 10, 2022 to March 8, 2023 under the Motorola Solutions Omnibus Incentive Plan of 2015, as amended (incorporated by reference to Exhibit 10.13 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.37	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 4, 2011 to March 9, 2022 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.38	Form of Motorola Solutions, Inc. Market Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).
10.39	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012 (incorporated by reference to Exhibit 10.37 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.40	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012 (incorporated by reference to Exhibit 10.40 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.41	Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.42	Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.43
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

10.45
2024-2026 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 21, 2024 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024).

10.46	2025-2027 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 25, 2025 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025).
10.47	Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on June 5, 2013).

10.48
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.54 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.49	Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.50
Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How our Directors are Compensated” of Motorola Solutions Inc.’s Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders filed on March 27, 2025 (“Motorola Solutions’ Proxy Statement”)).

10.51
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

10.52
Employment Agreement, dated August 27, 2008, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008).

10.53	Amendment dated December 15, 2008, to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.54	Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010).
10.55	Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 13, 2014).
10.56
Revolving Credit Agreement, dated as of April 25, 2025, among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on April 25, 2025).

10.57+
364-Day Term Loan Credit Agreement, dated as of July 21, 2025, among Motorola Solutions, Inc., the Banks party thereto and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on July 21, 2025).

10.58+
Three-Year Term Loan Credit Agreement, dated as of July 21, 2025, between Motorola Solutions, Inc. and Bank of America, N.A., as Administrative Agent and Bank (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on July 21, 2025).

*10.59	Revised and Amended Aircraft Time Sharing Agreement, dated as of October 30, 2025, between Motorola Solutions, Inc. and Gregory Q. Brown.
*19	Insider Trading Prohibitions Policy, effective as of January 1, 2026.
*21	Subsidiaries of Motorola Solutions, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 12, 2026
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ JASON J. WINKLER	Executive Vice President and	February 12, 2026
Jason J. Winkler	Chief Financial Officer (Principal Financial Officer)

/S/ KATHERINE MAHER	Corporate Vice President and	February 12, 2026
Katherine Maher	Chief Accounting Officer (Principal Accounting Officer)

/S/ NICOLE ANASENES	Director	February 12, 2026
Nicole Anasenes

/S/ KENNETH D. DENMAN	Director	February 12, 2026
Kenneth D. Denman

/S/ AYANNA M. HOWARD	Director	February 12, 2026
Ayanna M. Howard

/S/ MARK E. LASHIER	Director	February 12, 2026
Mark E. Lashier

/S/ ELIZABETH D. MANN	Director	February 12, 2026
Elizabeth D. Mann

/S/ GREGORY K. MONDRE	Director	February 12, 2026
Gregory K. Mondre

/S/ JOSEPH M. TUCCI	Director	February 12, 2026
Joseph M. Tucci