Form 10-Q
period 2026-04-04
Motorola Solutions, Inc.
filed 2026-05-07
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of May 1, 2026 was 165,995,582.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales from products	$1,481	$1,448
Net sales from services	1,233	1,080
Net sales	2,714	2,528
Costs of products sales	629	573
Costs of services sales	723	655
Costs of sales	1,352	1,228
Gross margin	1,362	1,300
Selling, general and administrative expenses	439	436
Research and development expenditures	252	233
Other charges	146	49
Operating earnings	525	582
Other income (expense):
Interest expense, net	(104)	(51)
Other, net	20	16
Total other expense	(84)	(35)
Net earnings before income taxes	441	547
Income tax expense	73	115
Net earnings	368	432
Less: Earnings attributable to non-controlling interests	2	2
Net earnings attributable to Motorola Solutions, Inc.	$366	$430
Earnings per common share:
Basic	$2.21	$2.58
Diluted	$2.18	$2.53
Weighted average common shares outstanding:
Basic	165.8	166.9
Diluted	168.0	169.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Net earnings	$368	$432
Foreign currency translation adjustments	(15)	41
Defined benefit plans	12	(2)
Total other comprehensive income (loss), net of tax	(3)	39
Comprehensive income	365	471
Less: Earnings attributable to non-controlling interests	2	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$363	$469
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	April 4, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$886	$1,165
Accounts receivable, net	2,046	2,200
Contract assets	1,388	1,574
Inventories, net	1,181	983
Other current assets	450	378
Total current assets	5,951	6,300
Property, plant and equipment, net	1,161	1,165
Operating lease assets	609	581
Investments	187	187
Deferred income taxes	748	761
Goodwill	6,885	6,800
Intangible assets, net	3,046	3,104
Other assets	493	491
Total assets	$19,080	$19,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$550	$749
Accounts payable	928	1,134
Contract liabilities	2,296	2,265
Accrued liabilities	1,785	1,930
Total current liabilities	5,559	6,078
Long-term debt	8,415	8,413
Operating lease liabilities	494	471
Other liabilities	2,049	2,000
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 4/4/26—168.1; 12/31/25—167.4
Outstanding shares: 4/4/26—166.2; 12/31/25—165.7
Additional paid-in capital	2,369	2,279
Retained earnings	2,596	2,549
Accumulated other comprehensive loss	(2,423)	(2,420)
Total Motorola Solutions, Inc. stockholders’ equity	2,544	2,410
Non-controlling interests	19	17
Total stockholders’ equity	2,563	2,427
Total liabilities and stockholders’ equity	$19,080	$19,389
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2025	167.4	$2,281	$(2,420)	$2,549	$17
Net earnings				366	2
Other comprehensive loss			(3)
Issuance of common stock and stock options exercised	1.0	(8)
Share repurchase program	(0.3)			(118)
Share-based compensation expenses		98
Dividends declared $1.21 per share				(201)
Balance as of April 4, 2026	168.1	$2,371	$(2,423)	$2,596	$19

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
Net earnings				430	2
Other comprehensive income			39
Issuance of common stock and stock options exercised	0.7	(90)
Share repurchase program	(0.7)			(325)
Share-based compensation expenses		66
Dividends declared $1.09 per share				(182)
Balance as of March 29, 2025	168.6	$1,918	$(2,500)	$2,223	$18
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Operating
Net earnings	$368	$432
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	143	81
Contingent earnout adjustment	75	—
Non-cash other charges	8	7
Share-based compensation expenses	100	66
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	155	197
Inventories	(199)	(62)
Other current assets and contract assets	103	(78)
Accounts payable, accrued liabilities and contract liabilities	(290)	(175)
Other assets and liabilities	(12)	25
Deferred income taxes	—	17
Net cash provided by operating activities	451	510
Investing
Acquisitions and investments, net	(124)	(450)
Proceeds from sales of investments and businesses, net	2	10
Capital expenditures	(62)	(37)
Proceeds from sales of property, plant and equipment	1	—
Net cash used for investing activities	(183)	(477)
Financing
Repayments of short-term debt	(200)	—
Issuances of common stock, net of tax	(6)	(90)
Purchases of common stock	(118)	(325)
Payments of dividends	(201)	(182)
Net cash used for financing activities	(525)	(597)
Effect of exchange rate changes on total cash and cash equivalents	(22)	26
Net decrease in total cash and cash equivalents	(279)	(538)
Cash and cash equivalents, beginning of period	1,165	2,102
Cash and cash equivalents, end of period	$886	$1,564
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$118	$29
Income and withholding taxes, net of refunds	$69	$39
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of April 4, 2026 and for the three months ended April 4, 2026 and March 29, 2025 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. and its controlled subsidiaries (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The results of operations for the three months ended April 4, 2026 are not necessarily indicative of the operating results to be expected for the full year.
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
Business Overview
The Company manages the business through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, the Company reports net sales across three principal product lines:
•Mission Critical Networks ("MCN"): Infrastructure, mobile ad-hoc network ("MANET") technology, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")), software and artificial intelligence ("AI")-powered capabilities. MCN includes installation and integration, backed by managed and support services, to help assure mission-critical communications availability, security and resiliency;
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
Recent Announcements
On March 26, 2026, the Company entered into a definitive agreement to acquire the land mobile radio networks services business from Bell Mobility, the wireless subsidiary of Bell Canada and BCE Inc., for $675 million Canadian dollars, subject to customary adjustments and a deferred net working capital settlement. The land mobile radio networks services business provides secure, resilient and highly reliable LMR communications for customers across Canada. Subject to the closing of the transaction, this business will be part of both the Products and Systems Integration segment and the Software and Services segment. The acquisition is expected to be completed in the fourth quarter of 2026.
Recent Acquisitions
On March 24, 2026, the Company acquired Hyper for $23 million, net of cash acquired. Hyper provides conversational, agentic AI designed to reduce the burden on understaffed public safety answering points ("PSAPs") by handling non-emergency calls. The Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. The acquisition expands the Company's use of agentic AI across its Command Center portfolio and mission-critical AI, Assist. This business is part of the Software and Services segment.
On March 11, 2026, the Company acquired Exacom, a provider of cloud-native voice and multimedia recording and logging solutions for mission-critical communications for $67 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of two years. The acquisition enhances the Company's public safety ecosystem by consolidating call logs, recording 911 audio and radio traffic into a cloud-based solution to unify voice and video across the incident lifecycle. This business is part of the Software and Services segment.
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" to modernize the accounting for internal-use software costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the complete impact of the adoption of this ASU on its financial statements and disclosures.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" to introduce a practical expedient in the estimation of expected credit losses for current accounts receivable and current contract assets. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, which did not have a material impact to the Company's current expected credit losses.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 and applied the retrospective transition method. As the provisions of ASU 2023-09 relate primarily to annual disclosure requirements, the adoption has no impact on "Part 1 - Financial Information" of this Form 10-Q.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three months ended April 4, 2026 and March 29, 2025, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	April 4, 2026			March 29, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,064	$793	$1,857	$1,178	$674	$1,852
International	495	362	857	368	308	676
	$1,559	$1,155	$2,714	$1,546	$982	$2,528

Major Products and Services:
Mission Critical Networks (MCN)	$1,288	$680	$1,968	$1,315	$586	$1,901
Video	271	239	510	231	210	441
Command Center	—	236	236	—	186	186
	$1,559	$1,155	$2,714	$1,546	$982	$2,528

Customer Types:
Direct	$944	$1,053	$1,997	$1,016	$907	$1,923
Indirect	615	102	717	530	75	605
	$1,559	$1,155	$2,714	$1,546	$982	$2,528

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. Remaining performance obligations are equal to disclosed backlog, except within our Software and Services contracts where multi-year contract terms may be limited by the customer's ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The transaction value associated with remaining performance obligations which were not yet satisfied as of April 4, 2026 was $9.5 billion, of which $4.1 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented and services are performed.
Contract Balances

(In millions)	April 4, 2026	December 31, 2025
Accounts receivable, net	$2,046	$2,200
Contract assets	1,388	1,574
Contract liabilities	2,296	2,265
Non-current contract liabilities	761	751
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
Revenue recognized during the three months ended April 4, 2026 which was previously included in Contract liabilities as of December 31, 2025 was $691 million, compared to $537 million of revenue recognized during the three months ended March 29, 2025 which was previously included in Contract liabilities as of December 31, 2024. Revenue of $2 million was recognized during the three months ended April 4, 2026 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $9 million reversed for the three months ended March 29, 2025, primarily driven by changes in the estimates of progress on system contracts.
There were no material expected credit losses recorded on contract assets during each of the three months ended April 4, 2026 and March 29, 2025.
Contract Cost Balances

(In millions)	April 4, 2026	December 31, 2025
Current contract cost assets	$81	$72
Non-current contract cost assets	147	152
Contract cost assets include incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one to eight years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $14 million for the three months ended April 4, 2026, and $13 million for the three months ended March 29, 2025, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Lease expense:
Operating lease cost	$41	$35
Short-term lease cost	1	—
Variable cost	8	12
Sublease income	(1)	(2)
Net lease expense from operating leases	$49	$45
Lease Assets and Liabilities

(in millions)	Statement Line Classification	April 4, 2026	December 31, 2025
Right-of-use lease assets	Operating lease assets	$609	$581
Current lease liabilities	Accrued liabilities	130	133
Operating lease liabilities	Operating lease liabilities	494	471
Other Information Related to Leases

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$53	$54

Right-of-use assets obtained in exchange for lease liabilities	57	12
During the three months ended April 4, 2026, assets obtained in exchange for lease liabilities were primarily driven by new and renewed real estate leases.

	April 4, 2026	December 31, 2025
Weighted average remaining lease terms (years)	6	5
Weighted average discount rate:	4.27%	4.21%

Future Lease Payments

April 4, 2026
(in millions)	Operating Leases
Remainder of 2026	$112
2027	162
2028	136
2029	103
2030	52
Thereafter	141
Total lease payments	706
Less: interest	82
Present value of lease liabilities	$624

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended
	April 4, 2026	March 29, 2025
Other charges (income):
Intangibles amortization (Note 15)	$90	$37
Contingent earnout adjustment (Note 10)	75	—
Reorganization of business (Note 14)	10	12
Acquisition-related transaction fees	8	6
Operating lease asset impairments	2	—
Legal settlements	1	4
Gain on Hytera litigation	(40)	(10)
	$146	$49
During the three months ended April 4, 2026, the Company recorded a charge of $75 million to increase the fair value of the contingent earnout consideration related to the Silvus acquisition. Refer to "Note 10: Fair Value Measurements," in this "Part 1 — Financial Information" of this Form 10-Q for more information.
During the three months ended April 4, 2026, the Company recognized a gain on the Hytera litigation of $40 million for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" in this "Part 1 — Financial Information" of this Form 10-Q for more information.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended
	April 4, 2026	March 29, 2025
Interest, net:
Interest expense	$(111)	$(69)
Interest income	7	18
	$(104)	$(51)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$27	$30
Foreign currency gain (loss)	25	(20)
Gain (loss) on derivative instruments (Note 6)	(27)	13
Fair value adjustments to equity investments	(5)	(5)
Other	—	(2)
	$20	$16

Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	April 4, 2026	March 29, 2025
Basic earnings per common share:
Earnings	$366	$430
Weighted average common shares outstanding	165.8	166.9
Per share amount	$2.21	$2.58
Diluted earnings per common share:
Earnings	$366	$430
Weighted average common shares outstanding	165.8	166.9
Add effect of dilutive securities:
Share-based awards	2.2	2.9
Diluted weighted average common shares outstanding	168.0	169.8
Per share amount	$2.18	$2.53
In the computation of diluted earnings per common share for the three months ended April 4, 2026, the assumed exercise of 0.2 million options and 0.2 million awards subject to performance conditions were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended March 29, 2025, the assumed exercise of 0.1 million options and 0.1 million awards subject to performance conditions were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.

In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets payable in shares of common stock of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The estimated fair value of the total contingent earnout consideration was $111 million as of April 4, 2026. The shares required to settle the contingent earnout consideration will only be reflected within diluted earnings per share when and if the earnout financial targets have been achieved, in each of the two respective periods.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	April 4, 2026	December 31, 2025
Accounts receivable	$2,130	$2,283
Less allowance for credit losses	(84)	(83)
	$2,046	$2,200
Inventories, Net
Inventories, net, consist of the following:

	April 4, 2026	December 31, 2025
Finished goods	$494	$455
Work-in-process and production materials	810	644
	1,304	1,099
Less inventory reserves	(123)	(116)
	$1,181	$983
Other Current Assets
Other current assets consist of the following:

	April 4, 2026	December 31, 2025
Current contract cost assets (Note 2)	$81	$72
Contractor receivables	13	19
Tax-related deposits	33	41
Other	323	246
	$450	$378
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	April 4, 2026	December 31, 2025
Land	$5	$5
Leasehold improvements	512	479
Machinery and equipment	2,664	2,655
	3,181	3,139
Less accumulated depreciation	(2,020)	(1,974)
	$1,161	$1,165
Depreciation expense was $53 million and $44 million for the three months ended April 4, 2026 and March 29, 2025, respectively.

Investments
Investments consist of the following:

	April 4, 2026	December 31, 2025
Common stock	$35	$42
Strategic investments	54	54
Company-owned life insurance policies	90	83
Equity method investments	8	8
	$187	$187
Other Assets
 Other assets consist of the following:

	April 4, 2026	December 31, 2025
Defined benefit plan assets (Note 8)	$243	$228
Non-current contract cost assets (Note 2)	147	152
Non-current long-term receivables (Note 11)	49	59
Other	54	52
	$493	$491
Accounts Payable
The Company utilizes a supplier finance program which provides its suppliers the ability to accelerate payment on the Company's invoices beyond the stated payment terms. Under the terms of this program, the Company agrees to pay an intermediary the stated amount of confirmed invoices on the stated maturity dates of the invoices, and the supplier is able to negotiate earlier payment terms with the intermediary. The Company or the intermediary may terminate their agreement at any time upon 60 days' notice. The Company does not provide any forms of guarantees under this arrangement. Supplier participation in the program is solely at the supplier's discretion, and the participating suppliers negotiate their arrangements directly with the intermediary. The Company has no economic interest in a supplier's decision to participate in the program, and their participation has no bearing on payment terms or amounts due. The stated invoice payment terms range from 75 to 120 days from the invoice date and are considered commercially reasonable.
The Company's outstanding amounts related to the suppliers participating in this program was $31 million and $34 million as of April 4, 2026 and December 31, 2025, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	April 4, 2026	December 31, 2025
Compensation	$420	$479
Tax liabilities (Note 7)	193	225
Dividend payable	201	201
Trade liabilities	179	194
Operating lease liabilities (Note 3)	130	133
Customer reserves	88	125
External interest liabilities	103	113
Other	471	460
	$1,785	$1,930

Other Liabilities
Other liabilities consist of the following:

	April 4, 2026	December 31, 2025
Defined benefit plans (Note 8)	$651	$683
Non-current contract liabilities (Note 2)	761	751
Unrecognized tax benefits (Note 7)	38	41
Deferred income taxes (Note 7)	123	124
Environmental reserve	119	119
Deferred compensation	112	111
Contingent earnout consideration (Note 10)	111	37
Other	134	134
	$2,049	$2,000
Stockholders’ Equity
Share Repurchase Program: During the three months ended April 4, 2026, the Company repurchased approximately 0.3 million shares at an average price of $440.94 per share for an aggregate amount of $118 million.
Payment of Dividends: During the three months ended April 4, 2026 and March 29, 2025, the Company paid $201 million and $182 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $201 million in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three months ended April 4, 2026 and March 29, 2025:

	Three Months Ended
	April 4, 2026	March 29, 2025
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(445)	$(546)
Other comprehensive income (loss) before reclassification adjustment	(14)	38
Reclassification adjustment into Net earnings	(1)	—
Tax benefit	—	3
Other comprehensive income (loss), net of tax	(15)	41
Balance at end of period	$(460)	$(505)
Derivative Instruments:
Balance at beginning of period	$(6)	$(7)
Other comprehensive income, net of tax	—	—
Balance at end of period	$(6)	$(7)
Defined Benefit Plans:
Balance at beginning of period	$(1,969)	$(1,986)
Other comprehensive income (loss) before reclassification adjustment	2	(12)
Tax expense (benefit)	(1)	3
Other comprehensive income (loss) before reclassification adjustment, net of tax	1	(9)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	15	9
Tax expense	(4)	(2)
Reclassification adjustments into Net earnings, net of tax	11	7
Other comprehensive income, net of tax	12	(2)
Balance at end of period	$(1,957)	$(1,988)
Total Accumulated other comprehensive loss	$(2,423)	$(2,500)

5.    Debt and Credit Facilities

	April 4, 2026	December 31, 2025
364 day term loan	$550	$749
4.6% senior notes due 2028	698	698
6.5% debentures due 2028	24	24
Term loan due 2028	749	748
5.0% senior notes due 2029	398	397
4.6% senior notes due 2029	801	802
2.3% senior notes due 2030	896	896
4.85% senior notes due 2030	596	595
2.75% senior notes due 2031	847	847
5.2% senior notes due 2032	496	496
5.6% senior notes due 2032	597	597
5.4% senior notes due 2034	894	894
5.55% senior notes due 2035	892	892
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
	8,966	9,163
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(550)	(749)
Long-term debt	$8,415	$8,413
On June 16, 2025, the Company issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032, and $900 million of 5.55% senior notes due 2035. The Company recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025, the Company borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. On January 30, 2026, the Company repaid $200 million of the $750 million 364-day term loan, reducing the outstanding principal balance to $550 million. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. The Company was in compliance with its financial covenants as of April 4, 2026. During the three months ended April 4, 2026, the weighted average interest rate of the 364-day facility and the term loan due 2028 was 4.77% and 4.99%, respectively.
The Company has an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement (as defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of April 4, 2026, the Company had no outstanding debt under the commercial paper program.
As of April 4, 2026, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 4, 2026.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.4 billion and $1.6 billion for the periods ended April 4, 2026 and December 31, 2025, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 4, 2026, and the corresponding positions as of December 31, 2025:

	Notional Amount
Net Buy (Sell) by Currency	April 4, 2026	December 31, 2025
British Pound	$304	$301
Euro	200	191
Canadian dollar	122	115
Australian dollar	(106)	(160)
Danish krone	65	58
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of April 4, 2026, all of the counterparties had investment grade credit ratings. As of April 4, 2026, the Company had $5 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of April 4, 2026 and December 31, 2025:

	Fair Values of Derivative Instruments
April 4, 2026	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1	$10
Total derivatives	$5	$10

	Fair Values of Derivative Instruments
December 31, 2025	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$19
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10	$—
Total derivatives	$10	$19

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended April 4, 2026 and March 29, 2025:

	Financial Statement Location	Three Months Ended
Derivatives		April 4, 2026	March 29, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$2	$(6)
Amortized hedge income	Other income (expense)	1	1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$(27)	$13
Equity swap contracts	Selling, general and administrative expenses	(1)	(1)
Net Investment Hedges
The Company uses foreign exchange forward and option contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of April 4, 2026, the Company had €160 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in a British pound functional subsidiary.
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
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of April 4, 2026 was $21 million.

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
The following table provides details of income taxes:

	Three Months Ended
	April 4, 2026	March 29, 2025
Net earnings before income taxes	$441	$547
Income tax expense	73	115
Effective tax rate	17%	21%
The effective tax rate for the three months ended April 4, 2026 of 17% was lower than the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits of share-based compensation and the deduction for foreign-derived deduction-eligible income (formerly known as foreign-derived intangible income), partially offset by state tax expense.
The effective tax rate for the three months ended March 29, 2025 of 21% was equal to the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits of share-based compensation, offset by state tax expense.
The effective tax rate for the three months ended April 4, 2026 of 17% was lower than the effective tax rate for the three months ended March 29, 2025 of 21%, primarily due to higher excess tax benefits of share-based compensation and an increased deduction for foreign-derived deduction-eligible income.

On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact the Company's tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the three months ended April 4, 2026, the impact of the enacted legislation on the Company's tax position was not material. The Company will continue to assess the ongoing impact of this legislation as further guidance is made available.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Interest cost	$47	$50	$14	$14	$1	$1
Expected return on plan assets	(74)	(76)	(26)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	10	6	4	2	1	1
Unrecognized prior service cost (benefit)	—	—	(1)	(1)	1	1
Net periodic pension benefits	$(17)	$(20)	$(9)	$(11)	$—	$—

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Share-based compensation expense included in:
Costs of sales	$21	$14
Selling, general and administrative expenses	54	35
Research and development expenditures	25	17
Share-based compensation expense included in Operating earnings	100	66
Tax benefit	(18)	(14)
Share-based compensation expense, net of tax	$82	$52
Decrease in basic earnings per share	$(0.49)	$(0.31)
Decrease in diluted earnings per share	$(0.49)	$(0.31)
During the three months ended April 4, 2026, the Company granted 0.5 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $208 million, $40 million and $20 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $8 million and $20 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) Plan (the "401(k) Plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Beginning January 1, 2026, the Company's matching contribution under the 401(k) Plan was made in Company common stock. During the three months ended April 4, 2026, the Company issued 0.03 million shares of common stock with an aggregate grant-date fair value of $14 million to fund the 401(k) Plan Company matching contribution. The share-based compensation expense was recorded in the period in which the shares were issued.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 4, 2026 and December 31, 2025 were as follows:

April 4, 2026	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$—	$5
Common stock and equivalents	35	—	—	35
Liabilities:
Contingent earnout consideration (Note 15)	$—	$—	$111	$111
Foreign exchange derivative contracts	—	10	—	10

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$—	$10
Common stock and equivalents	42	—	—	42
Liabilities:
Contingent earnout consideration (Note 15)	$—	$—	$37	$37
Foreign exchange derivative contracts	—	19	—	19
The Company had no foreign exchange derivative contracts, equity swap contracts or common stock investments in Level 3 holdings as of April 4, 2026 or December 31, 2025.
At April 4, 2026 and December 31, 2025, the Company had $439 million and $735 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of April 4, 2026 was $8.9 billion. The fair value of long-term debt as of December 31, 2025 was $9.2 billion.
In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets. Refer to Note 15, “Intangible Assets and Goodwill” in this “Part 1 – Financial Information” of this Form 10-Q for more information regarding the details of the contingent earnout consideration. The Company determines the fair value of the contingent earnout consideration liability using a Monte Carlo simulation model, which requires the use of Level 3 inputs, such as projected future net sales, gross margin and cash flows. At the acquisition date, the Company recorded a contingent liability of approximately $38 million, related to the estimated fair value of the contingent earnout consideration, which was included in the purchase price. As of April 4, 2026, the fair value of the contingent earnout consideration was estimated to be $111 million, resulting in a charge of $75 million recorded within Other Charges in the Company's Consolidated Statement of Operations during the three months ended April 4, 2026. This non-cash charge is attributable to the Company's updated expectations regarding the achievement of the previously noted financial targets.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of long-term receivables for the three months ended April 4, 2026 and March 29, 2025:

	Three Months Ended
	April 4, 2026	March 29, 2025
Long-term receivables sales proceeds	50	24
At April 4, 2026, the Company had retained servicing obligations for $832 million of long-term receivables, compared to $814 million at December 31, 2025. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $200 million at April 4, 2026, compared to $179 million at December 31, 2025.

12.    Commitments and Contingencies
Legal Matters
Hytera Civil Litigation
In 2017, the Company filed a complaint against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), in the U.S. District Court for Northern District of Illinois (the "District Court"), alleging trade secret theft and copyright infringement, and seeking injunctive relief. In 2020, a jury decided in the Company's favor, ultimately resulting in an award to the Company of $543.7 million, plus $51.1 million in pre-judgment interest and $2.6 million in costs, as well as $34.2 million in attorneys' fees.
In 2024, after both parties appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), the Court of Appeals, among other items, affirmed the District Court's award of $407.4 million in damages under the Defend Trade Secrets Act, and directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, which remains subject to ruling by the District Court. As of April 4, 2026, as a result of this civil litigation and 2020 bankruptcy proceedings by Hytera America, Inc. and Hytera Communications America (West), Inc., Hytera had paid over $212 million against this award, $40 million of which was paid in the first quarter of 2026. Net of withholding taxes, the Company had received over $192 million as of April 4, 2026, $36 million of which was received in the first quarter of 2026. These payments were recorded as a gain within Other charges within the Consolidated Statement of Operations.
Further, in 2022, the District Court ordered Hytera to pay the Company a forward-looking reasonable royalty on Hytera’s products (“I-Series”) that use the Company’s stolen trade secrets, applicable to I-Series products sold from July 1, 2019 forward. In 2024, the Company received royalties of $61 million related to the I-Series products, which was recorded as a gain within Other charges within the Consolidated Statement of Operations. Beginning in 2025, a favorable ruling in a related legal proceeding in the District Court (which Hytera has subsequently appealed to the Court of Appeals) also ordered Hytera to pay the Company for Hytera’s continued use of the Company’s trade secrets and copyrighted source code in Hytera’s currently shipping products (“H-Series”), and Hytera has subsequently reported approximately $110 million in royalties subject to the Court's order. While several aspects of the court proceedings related to both the I-Series and H-Series are subject to appeal, the Company continues to seek collection of the amounts owed by Hytera through the ongoing legal process.
Hytera Criminal Litigation
On January 13, 2025, Hytera pleaded guilty to one federal felony count of conspiracy to steal the Company's trade secrets in a criminal action brought by the U.S. Department of Justice against Hytera and several of its employees in the District Court. At Hytera's sentencing on March 5, 2026, which included Hytera’s sentencing to five years of probation, the District Court found that Hytera caused the Company to lose $214 million in profits, but that this restitution amount was offset in full by payments previously made by Hytera towards the civil judgment. As a condition of Hytera’s probation, the District Court ordered Hytera to pay the Company $100 million in 2026 towards the civil judgment and $100 million for each succeeding year until the civil judgment is paid in full. The District Court also fined Hytera $50 million, to be paid to the U.S. government after the Company's civil judgment is fully paid. The Company has appealed the District Court’s sentencing order.

13.    Segment Information
Significant Segment Expenses

	Three Months Ended
	April 4, 2026			March 29, 2025
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$1,559	$1,155	$2,714	$1,546	$982	$2,528
Cost of sales	754	598	1,352	694	534	1,228
Gross margin	805	557	1,362	852	448	1,300
Selling, general and administrative expenses	341	98	439	341	95	436
Research and development expenditures	152	100	252	142	91	233
Other charges	99	47	146	17	32	49
Operating earnings	$213	$312	$525	$352	$230	$582
Total other expense			(84)			(35)
Earnings before income taxes			$441			$547

Capital Expenditures by Segment

	Three Months Ended
	April 4, 2026	March 29, 2025
Products and Systems Integration	$25	$15
Software and Services	37	22
	$62	$37
Depreciation Expense by Segment

	Three Months Ended
	April 4, 2026	March 29, 2025
Products and Systems Integration	$23	$22
Software and Services	30	22
	$53	$44

14.    Reorganization of Business
2026 Charges
During the three months ended April 4, 2026, the Company recorded net reorganization of business charges of $15 million, including $10 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations related to employee separation costs.
The following table displays the net charges incurred by segment:

April 4, 2026	Three Months Ended
Products and Systems Integration	$11
Software and Services	4
$15
Reorganization of Businesses Accruals

	January 1, 2026	Additional Charges	Adjustments	Amount Used	April 4, 2026
Employee separation costs	$24	$15	$—	$(12)	$27
Employee Separation Costs
At January 1, 2026, the Company had an accrual of $24 million for employee separation costs. The 2026 additional charges of $15 million represent severance costs for approximately 230 employees. The $12 million used reflects cash payments to severed employees. The remaining accrual of $27 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at April 4, 2026, is expected to be paid, primarily within one year, to approximately 620 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
$17

15.    Intangible Assets and Goodwill
Silvus Acquisition
On August 6, 2025, the Company acquired Silvus from the Seller. Silvus designs and develops software-defined high-speed MANET technology that enables highly secure data, video and voice communications without the need for fixed infrastructure. This acquisition brings mobile ad-hoc network expertise and new applications to the Company's public safety and enterprise portfolio. The purchase price of $4.4 billion consisted of cash payments of $4.4 billion, net of cash acquired and customary purchase price adjustments, and contingent earnout consideration that had an estimated fair value as of the acquisition date of $38 million.
Under the terms of the transaction, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets of up to $600 million in total comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The contingent earnout consideration, if any, will be paid in shares of common stock. The Company valued the contingent earnout consideration using a Monte Carlo methodology which resulted in the Company recognizing $38 million in purchase consideration at the date of close in Other liabilities on the Company’s Condensed Consolidated Balance Sheet. Contingent earnout consideration will continue to be valued at fair value until settled. Changes to the fair value of the contingent earnout consideration will be recorded as a component of operating income within Other income, net in the Company's Consolidated Statement of Operations. For further information, refer to "Note 10: Fair Value Measurements" in this "Part 1 — Financial Information" of this Form 10-Q.
The Company recognized goodwill of $3.0 billion which was allocated primarily to the Products and Systems Integration segment. In addition, the Company recognized $1.9 billion of intangible assets and $407 million of net liabilities, inclusive of $454 million of deferred tax liabilities and $47 million of net tangible assets. Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized including future customer relationships, new technology and the assembled workforce. The goodwill is not deductible for tax purposes.
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
This business is part of both the Products and Systems Integration segment and the Software and Services segment. Between the acquisition date and April 4, 2026, the Company recorded a net reduction of $15 million in goodwill and an increase primarily to intangible assets related to purchase accounting adjustments during the measurement period. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net tangible assets and goodwill may be subject to change.

Other Acquisitions
On March 24, 2026, the Company acquired Hyper for $23 million, net of cash acquired. Hyper provides conversational, agentic AI designed to reduce the burden on understaffed PSAPs by handling non-emergency calls. The Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. The acquisition expands the Company's use of agentic AI across its Command Center portfolio and mission-critical AI, Assist. The Company recognized $20 million of goodwill, $5 million of identifiable intangible assets and $2 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $5 million of developed technology that will be amortized over a period of nine years. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On March 11, 2026, the Company acquired Exacom, a provider of cloud-native voice and multimedia recording and logging solutions for mission-critical communications for $67 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of two years. The acquisition enhances the Company's public safety ecosystem by consolidating call logs, recording 911 audio and radio traffic into a cloud-based solution to unify voice and video across the incident lifecycle. The Company recognized $51 million of goodwill, $30 million of identifiable intangible assets and $14 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $15 million of customer relationships and $14 million of developed technology and will be amortized over a period of six, fourteen and seven years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On November 18, 2025, the Company acquired Blue Eye, a provider of AI-powered enterprise RVM services for $79 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of two years. The acquisition enhances the Company's video security portfolio, serving a wide range of enterprises with real-time intelligence to help reduce loss and damage, mitigate risk and boost profitability. The Company recognized $59 million of goodwill, $24 million of identifiable intangible assets and $4 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of customer relationships and $15 million of developed technology and will be amortized over a period of twenty and eleven years, respectively. This business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $174 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio, including body cameras, fixed video, panic buttons and radios. The Company recognized $117 million of goodwill, $48 million of identifiable intangible assets and $9 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $15 million of customer relationships and $32 million of developed technology and will be amortized over a period of three, nineteen and eleven years, respectively. The business is part of the Software and Services segment. Between the acquisition date and April 4, 2026, the Company recorded a net reduction of $9 million in goodwill and an increase primarily to net assets related to purchase accounting adjustments during the measurement period. The purchase accounting was completed as of the first quarter of 2026.
On February 21, 2025, the Company acquired RapidDeploy, a provider of cloud-native 911 solutions for public safety for $240 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $6 million to certain key employees that will be expensed over a service period of two years. The acquisition complements the Company's Command Center portfolio of 911 solutions. The Company recognized $132 million of goodwill, $117 million of identifiable intangible assets, and $9 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $6 million of trade names, $36 million of customer relationships and $75 million of developed technology and will be amortized over a period of nine, nineteen and eighteen years, respectively. The business is part of the Software and Services segment. Between the acquisition date and April 4, 2026, the Company recorded a net reduction of $54 million in goodwill and an increase primarily to intangible assets related to purchase accounting adjustments during the measurement period. The purchase accounting was completed as of the first quarter of 2026.

Intangible Assets
Amortized intangible assets were comprised of the following:

	April 4, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$2,302	$733	$2,285	$679
Customer-related	2,563	1,256	2,515	1,190
Trade name	250	80	247	74
Other intangibles	15	15	15	15
	$5,130	$2,084	$5,062	$1,958
Amortization expense on intangible assets was $90 million and $37 million for the three months ended April 4, 2026 and March 29, 2025, respectively. The increase in amortization expense period over period is primarily related to amortization of the intangible assets associated with the Silvus acquisition. As of April 4, 2026, annual amortization expense is estimated to be $351 million in 2026, $338 million in 2027, $337 million in 2028, $326 million in 2029, $322 million in 2030 and $318 million in 2031.
Amortized intangible assets were comprised of the following by segment:

	April 4, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$2,706	$616	$2,707	$552
Software and Services	2,424	1,468	2,355	1,406
	$5,130	$2,084	$5,062	$1,958
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2026 to April 4, 2026:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2026	$4,229	$2,571	$6,800
Goodwill acquired	—	71	71
Purchase accounting adjustments	9	(2)	7
Foreign currency	(1)	8	7
Balance as of April 4, 2026	$4,237	$2,648	$6,885

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three months ended April 4, 2026 and March 29, 2025, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended April 4, 2026 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of the U.S. Supreme Court ruling that invalidated tariffs imposed under the International Emergency Economic Powers Act on our business, and our actions in response thereto; (b) the impact of changes in the global trade environment, the dynamic supply chain environment and the memory market on our business, and our actions in response thereto; (c) the impact of acquisitions on our business; (d) our plans to assess the impact of changes to tax law on our business; (e) the return of capital to shareholders through dividends and/or repurchasing shares; (f) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (g) our ability to repatriate funds; (h) the liquidity of our investments; (i) our ability to access the capital markets; (j) our use of proceeds from the issuance of notes under our unsecured commercial paper program; (k) adequacy of internal resources to generate adequate amounts of cash to meet expected working capital, capital expenditure and cash requirements; and (l) future cash flows generated from operations, and future uses of cash, investments and debt facilities; and (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; and (b) future hedging activity and expectations of the Company.

Executive Overview
Business Overview
The Company manages the business through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, the Company reports net sales across three principal product lines:
•MCN: Infrastructure, mobile ad-hoc network ("MANET") technology, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")), software and artificial intelligence ("AI")-powered capabilities. MCN includes installation and integration, backed by managed and support services, to help assure mission-critical communications availability, security and resiliency;
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
We have invested across these three technologies organically and through acquisitions to evolve our land mobile radio ("LMR") focus and expand our ecosystem of safety and security products and services. Across all three technologies, we offer AI-powered capabilities and software solutions, services such as cybersecurity subscription services and managed and support services.

First Quarter Financial Results
•Net sales were $2.7 billion in the first quarter of 2026 compared to $2.5 billion in the first quarter of 2025.
•Operating earnings were $525 million in the first quarter of 2026 compared to $582 million in the first quarter of 2025.
•Net earnings attributable to Motorola Solutions, Inc. was $366 million, or $2.18 per diluted common share, in the first quarter of 2026, compared to $430 million, or $2.53 per diluted common share, in the first quarter of 2025.
•Operating cash flow decreased $59 million to $451 million in the first quarter of 2026 compared to $510 million in the first quarter of 2025.
•We repurchased $118 million of common stock and paid $201 million in dividends in the first quarter of 2026.
Recent Events
Macroeconomic Environment Update
Since February 2025, the U.S. has initiated a series of trade actions which imposed new tariffs and increased existing tariffs on goods imported from various countries, including tariffs levied under the International Emergency Economic Powers Act (“IEEPA”), contributing to a global trade landscape subject to evolving tariffs, import/export regulations, including restrictions around rare earth minerals, trade barriers and trade disputes.
On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under IEEPA; however, the ruling did not address potential refunds. Following the ruling, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to facilitate refunds for all affected importers. On April 20, 2026, CBP launched Phase 1 of the Consolidated Administration and Processing of Entries (“CAPE”) system to facilitate these refunds. As of April 4, 2026, we had not recognized an asset related to any potential refund given the potential uncertainty in receiving refunds. We plan to continue to evaluate new information as it becomes available, and recognize the refund when recovery is probable.
In addition, we are experiencing higher costs for memory in our products which is a result of substantial demand in the market driven by AI. As a result, we continue to observe elevated volatility and uncertainty around the global supply chain. We engage with global suppliers across a diverse network of locations around the world. We continue to work with our global supply base to mitigate our exposure to the risks from global reciprocal (and sectoral) tariffs, rising memory costs, and import/export regulations that have developed, and which may continue to develop, to ensure supply continues at levels necessary to meet our current customer demand. As a result of the dynamic supply chain environment, we have experienced increased costs on materials and components, for which we continue to develop mitigation actions going forward.
Recent Acquisitions

Segment(s)	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Command Center	Hyper	Provider of conversational, agentic AI designed to reduce the burden on understaffed public safety answering points (PSAPs) by handling non-emergency calls.	$23 million and share-based compensation of $2 million	March 24, 2026
Software and Services	Command Center	Exacom	Provider of cloud-native voice and multimedia recording and logging solutions for mission-critical communications.	$67 million and share-based compensation of $1 million	March 11, 2026
Software and Services	Video Security and Access Control	Blue Eye	Provider of AI-powered enterprise remote video monitoring ("RVM") services.	$79 million and share-based compensation of $1 million	November 18, 2025
Products and Systems Integration & Software and Services	Mission Critical Networks	Silvus Technologies	Designer and developer of software-defined high-speed MANET technology.	$4.4 billion and share-based compensation of $20 million	August 6, 2025
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers.	$174 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$240 million and share-based compensation of $6 million	February 21, 2025

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 4, 2026	% of Sales*	March 29, 2025	% of Sales*
Net sales from products	$1,481		$1,448
Net sales from services	1,233		1,080
Net sales	2,714		2,528
Costs of products sales	629	42.5%	573	39.6%
Costs of services sales	723	58.6%	655	60.6%
Costs of sales	1,352		1,228
Gross margin	1,362	50.2%	1,300	51.4%
Selling, general and administrative expenses	439	16.2%	436	17.2%
Research and development expenditures	252	9.3%	233	9.2%
Other charges	146	5.4%	49	1.9%
Operating earnings	525	19.3%	582	23.0%
Other income (expense):
Interest expense, net	(104)	(3.8)%	(51)	(2.0)%
Other, net	20	0.7%	16	0.6%
Total other expense	(84)	(3.1)%	(35)	(1.4)%
Net earnings before income taxes	441	16.2%	547	21.6%
Income tax expense	73	2.7%	115	4.5%
Net earnings	368	13.6%	432	17.1%
Less: Earnings attributable to non-controlling interests	2	0.1%	2	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$366	13.5%	$430	17.0%
Earnings per diluted common share	$2.18		$2.53
* Percentages may not add due to rounding

Results of Operations—Three months ended April 4, 2026 compared to three months ended March 29, 2025
The results of operations for the first quarter of 2026 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	April 4, 2026			March 29, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,064	$793	$1,857	$1,178	$674	$1,852
International	495	362	857	368	308	676
	$1,559	$1,155	$2,714	$1,546	$982	$2,528
Net sales by major products and services:
Mission Critical Networks (MCN)	$1,288	$680	$1,968	$1,315	$586	$1,901
Video	271	239	510	231	210	441
Command Center	—	236	236	—	186	186
	$1,559	$1,155	$2,714	$1,546	$982	$2,528

Operating earnings	$213	$312	$525	$352	$230	$582
Operating margins	13.7%	27.0%	19.3%	22.8%	23.4%	23.0%
Net Sales
The Products and Systems Integration segment’s net sales represented 57% of our net sales in the first quarter of 2026 and 61% in the first quarter of 2025. The Software and Services segment’s net sales represented 43% of our net sales in the first quarter of 2026 and 39% in the first quarter of 2025.
Net sales increased $186 million, or 7%, in the first quarter of 2026 compared to the first quarter of 2025. The $173 million, or 18%, increase in net sales within the Software and Services segment was driven by an increase of 18% in both the North America and International regions. The $13 million, or 1%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 35% in the International region, partially offset by a decrease of 10% in the North America region. Net sales includes:
•an increase in the Software and Services segment, inclusive of $38 million of revenue from acquisitions, driven by an increase in MCN, Command Center and Video;
•an increase in the Products and Systems Integration segment, inclusive of $181 million of revenue from acquisitions, driven by an increase in Video partially offset by a decrease in MCN; and
•inclusive of $60 million from favorable currency rates.
Regional results include:
•a 27% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center; and
•the North America region was flat, inclusive of revenue from acquisitions, driven by an increase in Video and Command Center, partially offset by a decrease in MCN.

Products and Systems Integration
The 1% increase in the Products and Systems Integration segment was driven by the following:
•$40 million, or 17%, growth in Video, driven by the North America and International regions;
•$27 million, or 2%, decrease in MCN, inclusive of revenue from acquisitions, driven by the North America region, partially offset by the International region; and
•inclusive of $30 million from favorable currency rates.
Software and Services
The 18% increase in the Software and Services segment was driven by the following:
•$94 million, or 16%, growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$50 million, or 27%, growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$29 million, or 14%, growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•inclusive of $30 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025	% Change
Gross margin from Products and Systems Integration	$805	$852	(6)%
Gross margin from Software and Services	557	448	24%
Gross margin	$1,362	$1,300	5%
Gross margin was 50.2% of net sales in the first quarter of 2026 compared to 51.4% in the first quarter of 2025. The primary drivers of this decrease in gross margin as a percentage of net sales were:
•a 3.5% decrease in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by unfavorable mix and supply chain costs; partially offset by
•a 2.6% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales, favorable mix, and improved operating leverage.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025	% Change
SG&A expenses from Products and Systems Integration	$341	$341	—%
SG&A expenses from Software and Services	98	95	3%
SG&A expenses	$439	$436	1%
SG&A expenses increased 1% in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by a $3 million, or 3%, increase in Software and Services SG&A expenses related to higher expenses associated with acquired businesses. SG&A expenses were 16.2% of net sales in the first quarter of 2026 compared to 17.2% of net sales in the first quarter of 2025.

Research and Development ("R&D") Expenditures

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025	% Change
R&D expenditures from Products and Systems Integration	$152	$142	7%
R&D expenditures from Software and Services	100	91	10%
R&D expenditures	$252	$233	8%
R&D expenditures increased $19 million, or 8%, in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by higher expenditures associated with acquired businesses in both the Products and Systems Integration and Software and Services segments. Products and Systems Integration R&D expenditures increased $10 million, or 7% and Software and Services R&D expenditures increased $9 million, or 10%. R&D expenditures were 9.3% of net sales in the first quarter of 2026 and 9.2% of net sales in the first quarter of 2025.
Other Charges

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Other charges from Products and Systems Integration	$99	$17
Other charges from Software and Services	47	32
Other charges	$146	$49
Other charges increased $97 million in the first quarter of 2026 compared to the first quarter of 2025. The increase was primarily driven by:
•a $75 million contingent earnout charge related to the Silvus acquisition in the first quarter of 2026 that did not occur in the first quarter of 2025; and
•$90 million of intangible amortization expense in the first quarter of 2026 compared to $37 million of intangible amortization expense in the first quarter of 2025; partially offset by
•a $40 million gain on Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets recognized in the first quarter of 2026 compared to $10 million of gains on Hytera litigation in the first quarter of 2025.
Operating Earnings

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Operating earnings from Products and Systems Integration	$213	$352
Operating earnings from Software and Services	312	230
Operating earnings	$525	$582
Operating earnings decreased $57 million, or 10%, in the first quarter of 2026 compared to the first quarter of 2025. The decrease in Operating earnings was due to:
•a $139 million decrease in the Products and Systems Integration segment, primarily driven by the Silvus contingent earnout charge, unfavorable mix, an increase in intangible amortization expense, higher expenses associated with acquired businesses, and higher supply chain costs, partially offset by a gain on the Hytera litigation, improved operating leverage, and lower expenses related to legal matters, including Hytera-related expenses; partially offset by
•a $82 million increase in the Software and Services segment, primarily driven by higher sales, including favorable mix, and improved operating leverage, partially offset by higher expenses associated with acquired businesses.

Interest Expense, net

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Interest expense, net	$(104)	$(51)
The $53 million increase in Interest expense, net in the first quarter of 2026 compared to the first quarter of 2025 was primarily driven by higher outstanding debt.
Other, net

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Other, net	$20	$16
The $4 million increase in Other, net in the first quarter of 2026 compared to the first quarter of 2025 was primarily driven by:
•a $25 million gain on foreign currency in the first quarter of 2026 compared to a $20 million loss on foreign currency in the first quarter of 2025; partially offset by
•a $27 million loss on derivatives in the first quarter of 2026 compared to a $13 million gain on derivatives in the first quarter of 2025.
Effective Tax Rate

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Income tax expense	$73	$115
The effective tax rate for the three months ended April 4, 2026 of 17% was lower than the effective tax rate for the three months ended March 29, 2025 of 21%, primarily due to higher excess tax benefits of share-based compensation and an increased deduction for foreign-derived deduction-eligible income (formerly known as foreign-derived intangible income).
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact our tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the three months ended April 4, 2026, the impact of the enacted legislation on our tax position was not material. We plan to continue to assess the ongoing impact of this legislation as further guidance is made available.

Reorganization of Business
During the first quarter of 2026, we recorded net reorganization of business charges of $15 million, consisting of $10 million of charges in Other charges and $5 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations related to employee separation costs.
During the first quarter of 2025, we recorded net reorganization of business charges of $17 million, including $12 million of charges recorded within Other charges and $5 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $17 million were charges of $19 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals that are no longer needed.
The following table displays the net charges incurred by segment:

	Three Months Ended
	April 4, 2026	March 29, 2025
Products and Systems Integration	$11	$12
Software and Services	4	5
	$15	$17
Cash payments for employee severance in connection with the reorganization of business plans were $12 million in the first quarter of 2026 and $14 million in the first quarter of 2025. The reorganization of business accrual at April 4, 2026 was $27 million related to employee separation costs that are expected to be paid primarily within one year.

Liquidity and Capital Resources

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows provided by (used for):
Operating activities	$451	$510
Investing activities	(183)	(477)
Financing activities	(525)	(597)
Effect of exchange rates on cash and cash equivalents	(22)	26
Decrease in cash and cash equivalents	$(279)	$(538)
Cash and Cash Equivalents
At April 4, 2026, $570 million of the $886 million cash and cash equivalents balance was held in the U.S. and $316 million was held in other countries.
Operating Activities
The decrease in cash flows provided by operating activities from the first quarter of 2025 to the first quarter of 2026 was driven primarily by increased investments in inventory and higher interest and tax payments in the first quarter of 2026 compared to the first quarter of 2025, partially offset by higher earnings, net of non-cash charges.
Investing Activities
The decrease in cash flows used for investing activities in the first quarter of 2026 compared to the first quarter of 2025 was primarily due to a $326 million decrease in cash used for acquisitions and investments.
Financing Activities
The decrease in cash flows used for financing activities in the first quarter of 2026 compared to the cash flows used for financing activities in the first quarter of 2025 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$207 million decrease in share repurchases in the first quarter of 2026 compared to the first quarter of 2025; and
•$84 million decrease in cash used for the issuance of common stock, net of tax, in the first quarter of 2026 compared to the first quarter of 2025; partially offset by
•$19 million increase in the payment of dividends in the first quarter of 2026 compared to the first quarter of 2025; and
•$200 million repayment of short-term debt driven by the repayment of our 364-day term loan in the first quarter of 2026 which did not occur in the first quarter of 2025.
Sales of Receivables
The following table summarizes the proceeds received from sales of long-term customer financing receivables for the three months ended April 4, 2026 and March 29, 2025:

	Three Months Ended
	April 4, 2026	March 29, 2025
Long-term receivables sales proceeds	$50	$24
Debt
We had outstanding debt of $9.0 billion at April 4, 2026, of which $550 million was current. We had outstanding debt of $9.2 billion at December 31, 2025, of which $749 million was current.
On June 16, 2025, we issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032, and $900 million of 5.55% senior notes due 2035. We recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025, we borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. On January 30, 2026, we repaid $200 million of the $750 million 364-day term loan, reducing the outstanding principal balance to $550 million. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. We were in compliance with our financial covenants as of April 4, 2026. During the three months ended April 4, 2026, the weighted average interest rate of the 364-day facility and the term loan due 2028 was 4.77% and 4.99%, respectively.

We have an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement (as defined below), under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of April 4, 2026, we have no outstanding debt under the commercial paper program.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of April 4, 2026.
We have investment grade ratings on our senior unsecured long-term debt. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
During the three months ended April 4, 2026, we repurchased approximately 0.3 million shares at an average price of $440.94 per share for an aggregate amount of $118 million, excluding transaction costs and excise tax. As of April 4, 2026, we had used approximately $17.0 billion of the share repurchase authority to repurchase shares, leaving $1.0 billion of authority available for future repurchases.
Dividends
During the three months ended April 4, 2026, we paid $201 million in cash dividends to holders of our common stock. Subsequent to the end of the quarter, we paid an additional $201 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $200 million at April 4, 2026, compared to $179 million at December 31, 2025.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” and "Recently Adopted Accounting Pronouncements" in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the three months ended April 4, 2026. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On March 24, 2026, the Company issued 5,470 shares of common stock in connection with the acquisition of Hyper to certain former shareholders of Hyper. The stock was issued for an aggregate grant date fair value of $2 million that will be expensed over an average service period of two years.
On March 11, 2026, the Company issued 1,422 shares of common stock in connection with the acquisition of Exacom to certain former shareholders of Exacom. The stock was issued for an aggregate grant date fair value of $1 million that will be expensed over an average service period of two years.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 4, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/31/2025 to 1/29/2026	39,100	$383.59	39,100	$1,068,328,177
1/30/2026 to 2/26/2026	7,531	$467.76	7,531	$1,064,805,497
2/27/2026 to 4/1/2026	222,016	$450.13	222,016	$964,870,448
Total	268,647	$440.94	268,647
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended April 4, 2026.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of April 4, 2026, the Company had used approximately $17.0 billion to repurchase shares, leaving $1.0 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended April 4, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit number 10.1 listed in this Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form by Item 6 hereof.

Exhibit No.	Exhibit
*10.1	2026-2028 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 25, 2026.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
**	Furnished herewith

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2026 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ KATHERINE MAHER
Katherine Maher Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer & Duly Authorized Officer)
May 7, 2026