Form 10-Q
period 2026-07-04
Motorola Solutions, Inc.
filed 2026-08-05
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of July 31, 2026 was 165,493,788.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales from products	$1,818	$1,533	$3,300	$2,980
Net sales from services	1,315	1,232	2,548	2,313
Net sales	3,133	2,765	5,848	5,293
Costs of products sales	702	646	1,332	1,220
Costs of services sales	753	706	1,476	1,360
Costs of sales	1,455	1,352	2,808	2,580
Gross margin	1,678	1,413	3,040	2,713
Selling, general and administrative expenses	496	450	935	886
Research and development expenditures	260	231	512	464
Other charges	113	40	259	89
Operating earnings	809	692	1,334	1,274
Other income (expense):
Interest expense, net	(103)	(55)	(208)	(106)
Other, net	36	43	56	59
Total other expense	(67)	(12)	(152)	(47)
Net earnings before income taxes	742	680	1,182	1,227
Income tax expense	184	165	256	280
Net earnings	558	515	926	947
Less: Earnings attributable to non-controlling interests	1	2	3	4
Net earnings attributable to Motorola Solutions, Inc.	$557	$513	$923	$943
Earnings per common share:
Basic	$3.36	$3.08	$5.57	$5.65
Diluted	$3.33	$3.04	$5.51	$5.57
Weighted average common shares outstanding:
Basic	165.8	166.8	165.8	166.8
Diluted	167.2	168.8	167.6	169.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net earnings	$558	$515	$926	$947
Foreign currency translation adjustments	(20)	77	(35)	118
Defined benefit plans	18	11	30	9
Total other comprehensive income (loss), net of tax	(2)	88	(5)	127
Comprehensive income	556	603	921	1,074
Less: Earnings attributable to non-controlling interests	1	2	3	4
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$555	$601	$918	$1,070
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	July 4, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$710	$1,165
Accounts receivable, net	2,160	2,200
Contract assets	1,455	1,574
Inventories, net	1,333	983
Other current assets	474	378
Total current assets	6,132	6,300
Property, plant and equipment, net	1,167	1,165
Operating lease assets	571	581
Investments	300	187
Deferred income taxes	733	761
Goodwill	6,883	6,800
Intangible assets, net	2,951	3,104
Other assets	505	491
Total assets	$19,242	$19,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$615	$749
Accounts payable	957	1,134
Contract liabilities	2,341	2,265
Accrued liabilities	1,666	1,930
Total current liabilities	5,579	6,078
Long-term debt	8,417	8,413
Operating lease liabilities	442	471
Other liabilities	2,116	2,000
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 7/4/26—167.4; 12/31/25—167.4
Outstanding shares: 7/4/26—165.5; 12/31/25—165.7
Additional paid-in capital	2,468	2,279
Retained earnings	2,627	2,549
Accumulated other comprehensive loss	(2,425)	(2,420)
Total Motorola Solutions, Inc. stockholders’ equity	2,672	2,410
Non-controlling interests	16	17
Total stockholders’ equity	2,688	2,427
Total liabilities and stockholders’ equity	$19,242	$19,389
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2025	167.4	$2,281	$(2,420)	$2,549	$17
Net earnings				366	2
Other comprehensive loss			(3)
Issuance of common stock and stock options exercised	1.0	(8)
Share repurchase program	(0.3)			(118)
Share-based compensation expenses		98
Dividends declared $1.21 per share				(201)
Balance as of April 4, 2026	168.1	$2,371	$(2,423)	$2,596	$19
Net earnings				557	1
Other comprehensive loss			(2)
Issuance of common stock and stock options exercised	0.1	(2)
Share repurchase program	(0.8)			(326)
Share-based compensation expenses		101
Dividends declared $1.21 per share				(200)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of July 4, 2026	167.4	$2,470	$(2,425)	$2,627	$16

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
Net earnings				430	2
Other comprehensive income			39
Issuance of common stock and stock options exercised	0.7	(90)
Share repurchase program	(0.7)			(325)
Share-based compensation expenses		66
Dividends declared $1.09 per share				(182)
Balance as of March 29, 2025	168.6	$1,918	$(2,500)	$2,223	$18
Net earnings				513	2
Other comprehensive income			88
Issuance of common stock and stock options exercised	0.3	53
Share repurchase program	(0.6)			(219)
Share-based compensation expenses		74
Dividends declared $1.09 per share				(182)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 28, 2025	168.3	$2,045	$(2,412)	$2,335	$16
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Operating
Net earnings	$926	$947
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	291	167
Contingent earnout adjustment	91	—
Non-cash other income	—	(5)
Share-based compensation expenses	204	140
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	36	129
Inventories	(355)	(84)
Other current assets and contract assets	9	(122)
Accounts payable, accrued liabilities and contract liabilities	(208)	(455)
Other assets and liabilities	(84)	49
Deferred income taxes	10	17
Net cash provided by operating activities	920	783
Investing
Acquisitions and investments, net	(224)	(464)
Proceeds from sales of investments and businesses, net	6	12
Capital expenditures	(117)	(85)
Proceeds from sales of property, plant and equipment	1	—
Net cash used for investing activities	(334)	(537)
Financing
Net proceeds from issuance of debt	—	1,983
Net proceeds from short-term borrowings	65	—
Repayments of short-term debt	(200)	(252)
Revolving credit facility renewal fees	—	(5)
Issuances of common stock, net of tax	(9)	(37)
Purchases of common stock	(449)	(543)
Payments of dividends	(402)	(364)
Payments of dividends to non-controlling interests	(4)	(4)
Net cash provided by (used for) financing activities	(999)	778
Effect of exchange rate changes on total cash and cash equivalents	(42)	80
Net increase (decrease) in total cash and cash equivalents	(455)	1,104
Cash and cash equivalents, beginning of period	1,165	2,102
Cash and cash equivalents, end of period	$710	$3,206
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$229	$135
Income and withholding taxes, net of refunds	$276	$315
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of July 4, 2026 and for the three and six months ended July 4, 2026 and June 28, 2025 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. and its controlled subsidiaries (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The results of operations for the three and six months ended July 4, 2026 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Announcements
On May 31, 2026, the Company entered into a definitive agreement to acquire D-Fend for $1.5 billion, subject to customary adjustments. D-Fend provides advanced counter-drone technology. The acquisition is expected to be completed in the second half of 2026.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 and applied the retrospective transition method. As the provisions of ASU 2023-09 relate primarily to annual disclosure requirements, the adoption has no impact on "Part I - Financial Information" of this Form 10-Q.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and six months ended July 4, 2026 and June 28, 2025, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	July 4, 2026			June 28, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,361	$849	$2,210	$1,251	$776	$2,027
International	547	376	923	402	336	738
	$1,908	$1,225	$3,133	$1,653	$1,112	$2,765

Major Products and Services:
Mission Critical Networks (MCN)	$1,567	$713	$2,280	$1,356	$649	$2,005
Video	341	243	584	297	226	523
Command Center	—	269	269	—	237	237
	$1,908	$1,225	$3,133	$1,653	$1,112	$2,765

Customer Types:
Direct	$1,226	$1,114	$2,340	$1,030	$1,016	$2,046
Indirect	682	111	793	623	96	719
	$1,908	$1,225	$3,133	$1,653	$1,112	$2,765

	Six Months Ended
	July 4, 2026			June 28, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$2,426	$1,641	$4,067	$2,429	$1,450	$3,879
International	1,042	739	1,781	770	644	1,414
	$3,468	$2,380	$5,848	$3,199	$2,094	$5,293

Major Products and Services:
Mission Critical Networks (MCN)	$2,856	$1,393	$4,249	$2,671	$1,235	$3,906
Video	612	481	1,093	528	436	964
Command Center	—	506	506	—	423	423
	$3,468	$2,380	$5,848	$3,199	$2,094	$5,293

Customer Types:
Direct	$2,171	$2,167	$4,338	$2,046	$1,923	$3,969
Indirect	1,297	213	1,510	1,153	171	1,324
	$3,468	$2,380	$5,848	$3,199	$2,094	$5,293

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. Remaining performance obligations are equal to disclosed backlog, except within our Software and Services contracts where multi-year contract terms may be limited by the customer's ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The transaction value associated with remaining performance obligations which were not yet satisfied as of July 4, 2026 was $9.5 billion, of which $4.1 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented and services are performed.
Contract Balances

(In millions)	July 4, 2026	December 31, 2025
Accounts receivable, net	$2,160	$2,200
Contract assets	1,455	1,574
Contract liabilities	2,341	2,265
Non-current contract liabilities	844	751
Payment terms on system contracts are typically tied to implementation milestones associated with progress on contracts, while revenue recognition is over time based on a cost-to-cost method of measuring performance. The Company may recognize a Contract asset or Contract liability, depending on whether revenue has been recognized in excess of billings or billings in excess of revenue. Services contracts are typically billed in advance, generating Contract liabilities until the Company has performed the services. The Company does not record a financing component to contracts when it expects, at contract inception, that the period between the transfer of a promised good or service and related payment terms is less than a year.
Revenue recognized during the three months ended July 4, 2026 which was previously included in Contract liabilities as of April 4, 2026 was $796 million, compared to $663 million of revenue recognized during the three months ended June 28, 2025 which was previously included in Contract liabilities as of March 29, 2025. Revenue recognized during the six months ended July 4, 2026 which was previously included in Contract liabilities as of December 31, 2025 was $1.2 billion, compared to $886 million recognized during the six months ended June 28, 2025 which was previously included in Contract liabilities as of December 31, 2024. Revenue of $1 million was reversed during the three months ended July 4, 2026 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $5 million recognized for the three months ended June 28, 2025, primarily driven by changes in the estimates of progress on system contracts. Revenue of $1 million was recognized during the six months ended July 4, 2026 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $6 million reversed for the six months ended June 28, 2025.
There were no material expected credit losses recorded on contract assets during each of the three and six months ended July 4, 2026 and June 28, 2025.
Contract Cost Balances

(In millions)	July 4, 2026	December 31, 2025
Current contract cost assets	$100	$72
Non-current contract cost assets	150	152
Contract cost assets include incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one to seven years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $13 million and $27 million for the three and six months ended July 4, 2026, respectively, and $13 million and $26 million for the three and six months ended June 28, 2025, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Lease expense:
Operating lease cost	$41	$38	$82	$75
Short-term lease cost	2	—	3	—
Variable cost	9	16	17	28
Sublease income	(2)	(2)	(3)	(3)
Net lease expense from operating leases	$50	$52	$99	$100
Lease Assets and Liabilities

(In millions)	Statement Line Classification	July 4, 2026	December 31, 2025
Right-of-use lease assets	Operating lease assets	$571	$581
Current lease liabilities	Accrued liabilities	145	133
Operating lease liabilities	Operating lease liabilities	442	471
Other Information Related to Leases

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$91	$88

Right-of-use assets obtained in exchange for lease liabilities	60	58
During the six months ended July 4, 2026, assets obtained in exchange for lease liabilities were primarily driven by new and renewed real estate leases.

	July 4, 2026	December 31, 2025
Weighted average remaining lease terms (years)	6	5
Weighted average discount rate:	4.30%	4.21%
Future Lease Payments

July 4, 2026
(In millions)	Operating Leases
Remainder of 2026	$69
2027	162
2028	136
2029	103
2030	52
Thereafter	140
Total lease payments	$662
Less: interest	75
Present value of lease liabilities	$587

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Other charges (income):
Intangibles amortization (Note 15)	$95	$39	$185	$76
Contingent earnout adjustment (Note 10)	16	—	91	—
Reorganization of business (Note 14)	10	8	20	20
Acquisition-related transaction fees	5	2	13	8
Operating lease asset impairments	3	—	5	—
Legal settlements	3	1	4	5
Fixed asset impairments	1	—	1	—
Gain on Hytera litigation	(20)	(10)	(60)	(20)
	$113	$40	$259	$89
During the six months ended July 4, 2026, the Company recorded a charge of $91 million to increase the fair value of the contingent earnout consideration related to the Silvus acquisition. Refer to "Note 10: Fair Value Measurements," in this "Part I — Financial Information" of this Form 10-Q for more information.
During the six months ended July 4, 2026 and June 28, 2025, the Company recognized gains on the Hytera litigation of $60 million and $20 million, respectively, for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" in this "Part I — Financial Information" of this Form 10-Q for more information.
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest, net:
Interest expense	$(109)	$(71)	$(221)	$(140)
Interest income	6	16	13	34
	$(103)	$(55)	$(208)	$(106)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$25	$30	$52	$61
Foreign currency gain (loss)	11	(42)	35	(62)
Gain (loss) on derivative instruments (Note 6)	(17)	34	(44)	48
Fair value adjustments to equity investments	13	18	8	13
Other	4	3	5	(1)
	$36	$43	$56	$59

Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Basic earnings per common share:
Earnings	$557	$513	$923	$943
Weighted average common shares outstanding	165.8	166.8	165.8	166.8
Per share amount	$3.36	$3.08	$5.57	$5.65
Diluted earnings per common share:
Earnings	$557	$513	$923	$943
Weighted average common shares outstanding	165.8	166.8	165.8	166.8
Add effect of dilutive securities:
Share-based awards	1.4	2.0	1.8	2.6
Diluted weighted average common shares outstanding	167.2	168.8	167.6	169.4
Per share amount	$3.33	$3.04	$5.51	$5.57
In the computation of diluted earnings per common share, share-based awards with an antidilutive impact were excluded.
The antidilutive impact of 0.8 million and 0.6 million share-based awards for the three and six months ended July 4, 2026, respectively, and 0.2 million share-based awards for the three and six months ended June 28, 2025, were excluded because their inclusion would have been antidilutive.
In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets payable in shares of common stock of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The estimated fair value of the total contingent earnout consideration was $127 million as of July 4, 2026. The shares required to settle the contingent earnout consideration will only be reflected within diluted earnings per share when and if the earnout financial targets have been achieved, in each of the two respective periods.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	July 4, 2026	December 31, 2025
Accounts receivable	$2,243	$2,283
Less allowance for credit losses	(83)	(83)
	$2,160	$2,200
Inventories, Net
Inventories, net, consist of the following:

	July 4, 2026	December 31, 2025
Finished goods	$574	$455
Work-in-process and production materials	892	644
	1,466	1,099
Less inventory reserves	(133)	(116)
	$1,333	$983

Other Current Assets
Other current assets consist of the following:

	July 4, 2026	December 31, 2025
Current contract cost assets (Note 2)	$100	$72
Contractor receivables	16	19
Tax-related deposits	39	41
Other	319	246
	$474	$378
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	July 4, 2026	December 31, 2025
Land	$5	$5
Leasehold improvements	517	479
Machinery and equipment	2,716	2,655
	3,238	3,139
Less accumulated depreciation	(2,071)	(1,974)
	$1,167	$1,165
Depreciation expense was $53 million and $47 million for the three months ended July 4, 2026 and June 28, 2025, respectively. Depreciation expense for the six months ended July 4, 2026 and June 28, 2025 was $106 million and $91 million, respectively.
Investments
Investments consist of the following:

	July 4, 2026	December 31, 2025
Common stock	$36	$42
Strategic investments	167	54
Company-owned life insurance policies	89	83
Equity method investments	8	8
	$300	$187
On July 1, 2026, the Company paid $100 million for a strategic investment in equity securities of BRINC Drones, Inc. (“BRINC”). BRINC is a leader in public safety drone technology. Strategic investments do not have readily determinable fair values and are carried at cost; adjustments resulting from observable price changes in orderly transactions for similar securities of the same issuer are recorded in Other, net within Other income (expense).
Other Assets
 Other assets consist of the following:

	July 4, 2026	December 31, 2025
Defined benefit plan assets (Note 8)	$259	$228
Non-current contract cost assets (Note 2)	150	152
Non-current long-term receivables (Note 11)	44	59
Other	52	52
	$505	$491

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
The Company's outstanding amounts related to the suppliers participating in this program was $27 million and $34 million as of July 4, 2026 and December 31, 2025, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	July 4, 2026	December 31, 2025
Compensation	$305	$479
Tax liabilities (Note 7)	164	225
Dividend payable	200	201
Trade liabilities	175	194
Operating lease liabilities (Note 3)	145	133
Customer reserves	104	125
External interest liabilities	97	113
Other	476	460
	$1,666	$1,930
Other Liabilities
Other liabilities consist of the following:

	July 4, 2026	December 31, 2025
Defined benefit plans (Note 8)	$611	$683
Non-current contract liabilities (Note 2)	844	751
Unrecognized tax benefits (Note 7)	35	41
Deferred income taxes (Note 7)	122	124
Environmental reserve	119	119
Deferred compensation	126	111
Contingent earnout consideration (Note 10)	127	37
Other	132	134
	$2,116	$2,000
Stockholders’ Equity
Share Repurchase Program: During the three and six months ended July 4, 2026, the Company repurchased approximately 0.8 million and 1.1 million shares at an average price of $413.53 and $420.50 per share for an aggregate amount of $326 million and $444 million, respectively.
Payment of Dividends: During the three months ended July 4, 2026 and June 28, 2025, the Company paid $201 million and $182 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $200 million in cash dividends to holders of its common stock. During the six months ended July 4, 2026 and June 28, 2025, the Company paid $402 million and $364 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended July 4, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(460)	$(505)	$(445)	$(546)
Other comprehensive income (loss) before reclassification adjustment	(23)	77	(37)	116
Reclassification adjustment into Net earnings	(1)	(2)	(2)	(3)
Tax benefit	4	2	4	5
Other comprehensive income (loss), net of tax	(20)	77	(35)	118
Balance at end of period	$(480)	$(428)	$(480)	$(428)
Derivative Instruments:
Balance at beginning of period	$(6)	$(7)	$(6)	$(7)
Other comprehensive income, net of tax	—	—	—	—
Balance at end of period	$(6)	$(7)	$(6)	$(7)
Defined Benefit Plans:
Balance at beginning of period	$(1,957)	$(1,988)	$(1,969)	$(1,986)
Other comprehensive income (loss) before reclassification adjustment	8	4	10	(8)
Tax expense (benefit)	(2)	(1)	(3)	2
Other comprehensive income (loss) before reclassification adjustment, net of tax	6	3	7	(6)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	14	9	29	18
Reclassification adjustment - Prior service benefits into Other income (Note 8)	1	—	1	—
Tax expense	(3)	(1)	(7)	(3)
Reclassification adjustments into Net earnings, net of tax	12	8	23	15
Other comprehensive income, net of tax	18	11	30	9
Balance at end of period	$(1,939)	$(1,977)	$(1,939)	$(1,977)
Total Accumulated other comprehensive loss	$(2,425)	$(2,412)	$(2,425)	$(2,412)

5.    Debt and Credit Facilities

	July 4, 2026	December 31, 2025
364 day term loan	$550	$749
4.6% senior notes due 2028	698	698
6.5% debentures due 2028	24	24
Term loan due 2028	749	748
5.0% senior notes due 2029	398	397
4.6% senior notes due 2029	801	802
2.3% senior notes due 2030	896	896
4.85% senior notes due 2030	596	595
2.75% senior notes due 2031	847	847
5.2% senior notes due 2032	497	496
5.6% senior notes due 2032	597	597
5.4% senior notes due 2034	894	894
5.55% senior notes due 2035	893	892
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
Commercial papers	65	—
	9,033	9,163
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(615)	(749)
Long-term debt	$8,417	$8,413
On June 16, 2025, the Company issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032, and $900 million of 5.55% senior notes due 2035. The Company recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025, the Company borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. On January 30, 2026, the Company repaid $200 million of the $750 million 364-day facility, reducing the outstanding principal balance to $550 million. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. The Company was in compliance with its financial covenants as of July 4, 2026. During the three months ended July 4, 2026, the weighted average interest rate of the 364-day facility and the term loan due 2028 was 4.73% and 4.85%, respectively. On June 26, 2026, the Company exercised its option under the 364-Day Term Loan Credit Agreement to extend the maturity of $250 million of the outstanding principal amount by one year.
The Company has an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement (as defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of July 4, 2026, the Company had $65 million outstanding debt under the commercial paper program, which had a weighted-average interest rate of 4.03% during the three months ended July 4, 2026.
As of July 4, 2026, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 4, 2026.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.5 billion and $1.6 billion for the periods ended July 4, 2026 and December 31, 2025, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 4, 2026, and the corresponding positions as of December 31, 2025:

	Notional Amount
Net Buy (Sell) by Currency	July 4, 2026	December 31, 2025
British Pound	$330	$301
Euro	246	191
Canadian dollar	116	115
Australian dollar	(106)	(160)
Danish krone	88	58
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 4, 2026, all of the counterparties had investment grade credit ratings. As of July 4, 2026, the Company had $4 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of July 4, 2026 and December 31, 2025:

	Fair Values of Derivative Instruments
July 4, 2026	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	$11
Total derivatives	$4	$11

	Fair Values of Derivative Instruments
December 31, 2025	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$19
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10	$—
Total derivatives	$10	$19

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended July 4, 2026 and June 28, 2025:

	Financial Statement Location	Three Months Ended		Six Months Ended
Derivatives		July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$2	$(17)	$4	$(23)
Amortized hedge income	Other income (expense)	1	2	2	3
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$(17)	$34	$(44)	$48
Equity swap contracts	Selling, general and administrative expenses	3	2	2	1
Net Investment Hedges
The Company uses foreign exchange forward and option contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of July 4, 2026, the Company had €160 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in a British pound functional subsidiary.
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
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of July 4, 2026 was $24 million.
Treasury Rate Lock
In order to manage interest rate exposure, during the period ended July 4, 2026, the Company entered into Treasury rate lock agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These derivatives are designated as cash flow hedges with unrealized gains and losses deferred in other comprehensive income. The derivatives will be settled upon the issuance of the related debt and gains and losses generated from the derivatives will be recognized within interest expense over the same period that the hedged interest payments affect earnings. The Company entered into Treasury rate lock agreements in a cash flow hedging relationship with a notional amount of $150 million for which the fair value as of July 4, 2026 was de minimis.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net earnings before income taxes	$742	$680	$1,182	$1,227
Income tax expense	184	165	256	280
Effective tax rate	25%	24%	22%	23%
The effective tax rates for the three and six months ended July 4, 2026 of 25% and 22%, respectively, were higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, partially offset by excess tax benefits of share-based compensation.

The effective tax rates for the three and six months ended June 28, 2025 of 24% and 23%, respectively, were higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, partially offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended July 4, 2026 of 25% was higher than the effective tax rate for the three months ended June 28, 2025 of 24%, primarily due to a net increase in unrecognized tax benefits. The effective tax rate for the six months ended July 4, 2026 of 22% was lower than the effective tax rate for the six months ended June 28, 2025 of 23%, primarily due to higher excess tax benefits of share-based compensation and an increased deduction for foreign-derived deduction-eligible income.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact the Company's tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the six months ended July 4, 2026, the impact of the enacted legislation on the Company's tax position was not material. The Company will continue to assess the ongoing impact of this legislation as further guidance is made available.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest cost	$48	$50	$14	$14	$1	$2
Expected return on plan assets	(74)	(76)	(27)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	9	6	3	1	2	2
Unrecognized prior service cost	—	—	—	—	1	—
Net periodic pension cost (benefits)	$(17)	$(20)	$(10)	$(11)	$1	$1

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest cost	$95	$100	$28	$28	$2	$3
Expected return on plan assets	(148)	(152)	(53)	(52)	(6)	(6)
Amortization of:
Unrecognized net loss	19	12	7	3	3	3
Unrecognized prior service cost (benefit)	—	—	(1)	(1)	2	1
Net periodic pension cost (benefits)	$(34)	$(40)	$(19)	$(22)	$1	$1

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Share-based compensation expense included in:
Costs of sales	$22	$14	$43	$28
Selling, general and administrative expenses	57	40	111	75
Research and development expenditures	25	20	50	37
Share-based compensation expense included in Operating earnings	104	74	204	140
Tax benefit	(17)	(15)	(35)	(29)
Share-based compensation expense, net of tax	$87	$59	$169	$111
Decrease in basic earnings per share	$(0.52)	$(0.35)	$(1.02)	$(0.67)
Decrease in diluted earnings per share	$(0.52)	$(0.35)	$(1.01)	$(0.66)
During the six months ended July 4, 2026, the Company granted 0.5 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $216 million, $40 million and $20 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $8 million and $20 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) Plan (the "401(k) Plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Beginning January 1, 2026, the Company's matching contribution under the 401(k) Plan was made in Company common stock. During the three and six months ended July 4, 2026, the Company issued 0.03 million and 0.06 million shares of common stock with an aggregate grant-date fair value of $13 million and $27 million, respectively, to fund the 401(k) Plan Company matching contribution.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 4, 2026 and December 31, 2025 were as follows:

July 4, 2026	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$—	$4
Common stock and equivalents	36	—	—	36
Liabilities:
Contingent earnout consideration (Note 15)	$—	$—	$127	$127
Foreign exchange derivative contracts	—	11	—	11

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$—	$10
Common stock and equivalents	42	—	—	42
Liabilities:
Contingent earnout consideration (Note 15)	$—	$—	$37	$37
Foreign exchange derivative contracts	—	19	—	19
As of July 4, 2026 and December 31, 2025, the Company had $274 million and $735 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.

Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of July 4, 2026 was $8.9 billion. The fair value of long-term debt as of December 31, 2025 was $9.2 billion.
In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets. Refer to Note 15, “Intangible Assets and Goodwill” in this “Part I – Financial Information” of this Form 10-Q for more information regarding the details of the contingent earnout consideration. The Company determines the fair value of the contingent earnout consideration liability using a Monte Carlo simulation model, which requires the use of Level 3 inputs, such as projected future net sales, gross margin and cash flows. At the acquisition date, the Company recorded a contingent liability of approximately $38 million, related to the estimated fair value of the contingent earnout consideration, which was included in the purchase price. As of July 4, 2026, the fair value of the contingent earnout consideration was estimated to be $127 million, resulting in charges of $16 million and $91 million recorded within Other Charges in the Company's Consolidated Statement of Operations during the three and six months ended July 4, 2026, respectively. This non-cash charge is attributable to the Company's updated expectations regarding the achievement of the previously noted financial targets.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of long-term receivables for the three and six months ended July 4, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Accounts receivable sales proceeds	$35	$—	$35	$—
Long-term receivables sales proceeds	55	89	105	113
Total proceeds from receivable sales	$90	$89	$140	$113
At July 4, 2026, the Company had retained servicing obligations for $861 million of long-term receivables, compared to $814 million at December 31, 2025. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $293 million at July 4, 2026, compared to $179 million at December 31, 2025.

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
In 2024, after both parties appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), the Court of Appeals, among other items, affirmed the District Court's award of $407.4 million in damages under the Defend Trade Secrets Act, and directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, which remains subject to ruling by the District Court. As of July 4, 2026, as a result of this civil litigation and 2020 bankruptcy proceedings by Hytera America, Inc. and Hytera Communications America (West), Inc., Hytera had paid $232 million against this award, $60 million of which was paid in the first half of 2026. These payments were recorded as a gain within Other charges within the Consolidated Statement of Operations.
Further, in 2022, the District Court ordered Hytera to pay the Company a forward-looking reasonable royalty on Hytera’s products (“I-Series”) that use the Company’s stolen trade secrets, applicable to I-Series products sold from July 1, 2019 forward. In 2024, the Company received royalties of $61 million related to the I-Series products, which was recorded as a gain within Other charges within the Consolidated Statement of Operations. Beginning in 2025, a favorable ruling in a related legal proceeding in the District Court (which Hytera has subsequently appealed to the Court of Appeals) also ordered Hytera to pay the Company for Hytera’s continued use of the Company’s trade secrets and copyrighted source code in Hytera’s currently shipping products (“H-Series”), and Hytera has subsequently reported to the Company approximately $116 million in royalties subject to the Court's order. While several aspects of the court proceedings related to the H-Series are subject to appeal, the Company continues to seek collection of the amounts owed by Hytera through the ongoing legal process.

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

13.    Segment Information
Significant Segment Expenses

	Three Months Ended
	July 4, 2026			June 28, 2025
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$1,908	$1,225	$3,133	$1,653	$1,112	$2,765
Cost of sales	840	615	1,455	777	575	1,352
Gross margin	1,068	610	1,678	876	537	1,413
Selling, general and administrative expenses	388	108	496	355	95	450
Research and development expenditures	153	107	260	143	88	231
Other charges	74	39	113	15	25	40
Operating earnings	$453	$356	$809	$363	$329	$692
Total other expense			(67)			(12)
Earnings before income taxes			$742			$680

	Six Months Ended
	July 4, 2026			June 28, 2025
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$3,468	$2,380	$5,848	$3,199	$2,094	$5,293
Cost of sales	1,595	1,213	2,808	1,471	1,109	2,580
Gross margin	1,873	1,167	3,040	1,728	985	2,713
Selling, general and administrative expenses	730	205	935	696	190	886
Research and development expenditures	305	207	512	285	179	464
Other charges	172	87	259	32	57	89
Operating earnings	$666	$668	$1,334	$715	$559	$1,274
Total other expense			(152)			(47)
Earnings before income taxes			$1,182			$1,227

Capital Expenditures by Segment

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Products and Systems Integration	$23	$23	$53	$38
Software and Services	32	25	64	47
	$55	$48	$117	$85

Depreciation Expense by Segment

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Products and Systems Integration	$21	$23	$44	$44
Software and Services	32	24	62	47
	$53	$47	$106	$91

14.    Reorganization of Business
2026 Charges
During the three months ended July 4, 2026, the Company recorded net reorganization of business charges of $15 million, including $10 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $15 million were charges of $18 million related to employee separation costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
During the six months ended July 4, 2026, the Company recorded net reorganization of business charges of $30 million, including $20 million of charges in Other charges and $10 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $30 million were charges of $33 million related to employee separation costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

July 4, 2026	Three Months Ended	Six Months Ended
Products and Systems Integration	$10	$21
Software and Services	5	9
	$15	$30
Reorganization of Businesses Accruals

	January 1, 2026	Additional Charges	Adjustments	Amount Used	July 4, 2026
Employee separation costs	$24	$33	$(3)	$(24)	$30
Employee Separation Costs
At January 1, 2026, the Company had an accrual of $24 million for employee separation costs. The 2026 additional charges of $33 million represent severance costs for approximately 500 employees. The adjustment of $3 million reflects reversals for accruals no longer needed. The $24 million used reflects cash payments to severed employees. The remaining accrual of $30 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at July 4, 2026, is expected to be paid, primarily within one year, to approximately 655 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2025 Charges
During the three months ended June 28, 2025, the Company recorded net reorganization of business charges of $14 million, consisting of $8 million of charges in Other charges and $6 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
During the six months ended June 28, 2025, the Company recorded net reorganization of business charges of $31 million, consisting of $20 million of charges in Other charges and $11 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $31 million were charges of $33 million related to employee separation costs and $1 million related to exit costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
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
Under the terms of the transaction, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets of up to $600 million in total comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The contingent earnout consideration, if any, will be paid in shares of common stock. The Company valued the contingent earnout consideration using a Monte Carlo methodology which resulted in the Company recognizing $38 million in purchase consideration at the date of close in Other liabilities on the Company’s Condensed Consolidated Balance Sheet. Contingent earnout consideration will continue to be valued at fair value until settled. Changes to the fair value of the contingent earnout consideration will be recorded as a component of operating income within Other income, net in the Company's Consolidated Statement of Operations. For further information, refer to "Note 10: Fair Value Measurements" in this "Part I — Financial Information" of this Form 10-Q.
The Company recognized goodwill of $3.0 billion which was allocated primarily to the Products and Systems Integration segment. In addition, the Company recognized $1.9 billion of intangible assets and $410 million of net liabilities, inclusive of $454 million of deferred tax liabilities and $44 million of net tangible assets. Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized including future customer relationships, new technology and the assembled workforce. The goodwill is not deductible for tax purposes.
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
This business is part of both the Products and Systems Integration segment and the Software and Services segment. Between the acquisition date and July 4, 2026, the Company recorded a net reduction of $12 million in goodwill and an increase primarily to intangible assets related to purchase accounting adjustments during the measurement period. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net tangible assets and goodwill may be subject to change.

Other Acquisitions
On March 24, 2026, the Company acquired Hyper for $23 million, net of cash acquired. Hyper provides conversational, agentic AI designed to reduce the burden on understaffed PSAPs by handling non-emergency calls. The Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. The acquisition expands the Company's use of agentic AI across its Command Center portfolio and mission-critical AI, Assist. The Company recognized $22 million of goodwill, $2 million of identifiable intangible assets and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $2 million of developed technology that will be amortized over a period of nine years. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On March 11, 2026, the Company acquired Exacom, a provider of cloud-native voice and multimedia recording and logging solutions for mission-critical communications for $67 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of two years. The acquisition enhances the Company's public safety ecosystem by consolidating call logs, recording 911 audio and radio traffic into a cloud-based solution to unify voice and video across the incident lifecycle. The Company recognized $47 million of goodwill, $34 million of identifiable intangible assets and $14 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $19 million of customer relationships and $14 million of developed technology and will be amortized over a period of five, fourteen and seven years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
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

Intangible Assets
Amortized intangible assets were comprised of the following:

	July 4, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$2,300	$789	$2,285	$679
Customer-related	2,561	1,285	2,515	1,190
Trade name	249	85	247	74
Other intangibles	15	15	15	15
	$5,125	$2,174	$5,062	$1,958
Amortization expense on intangible assets was $95 million and $185 million for the three and six months ended July 4, 2026, respectively. Amortization expense on intangible assets was $39 million and $76 million for the three and six months ended June 28, 2025, respectively. The increase in amortization expense period over period is primarily related to amortization of the intangible assets associated with the Silvus acquisition. As of July 4, 2026, annual amortization expense is estimated to be $356 million in 2026, $338 million in 2027, $337 million in 2028, $326 million in 2029, $322 million in 2030 and $317 million in 2031.
Amortized intangible assets were comprised of the following by segment:

	July 4, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$2,705	$682	$2,707	$552
Software and Services	2,420	1,492	2,355	1,406
	$5,125	$2,174	$5,062	$1,958
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2026 to July 4, 2026:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2026	$4,229	$2,571	$6,800
Goodwill acquired	—	69	69
Purchase accounting adjustments	12	(1)	11
Foreign currency	(2)	5	3
Balance as of July 4, 2026	$4,239	$2,644	$6,883

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and six months ended July 4, 2026 and June 28, 2025, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended July 4, 2026 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of changes in the global trade environment, the dynamic supply chain environment and the memory market on our business, and our actions in response thereto (including with respect to inventory levels); (b) the impact of acquisitions on our business; (c) our plans to assess the impact of changes to tax law on our business; (d) the return of capital to shareholders through dividends and/or repurchasing shares; (e) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (f) our ability to repatriate funds; (g) the liquidity of our investments; (h) our ability to access the capital markets; (i) our use of proceeds from the issuance of notes under our unsecured commercial paper program; (j) adequacy of internal resources to generate adequate amounts of cash to meet expected working capital, capital expenditure and cash requirements; and (k) future cash flows generated from operations, and future uses of cash, investments and debt facilities; and (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; and (b) future hedging activity and expectations of the Company.

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

Second Quarter Financial Results
•Net sales were $3.1 billion in the second quarter of 2026 compared to $2.8 billion in the second quarter of 2025.
•Operating earnings were $809 million in the second quarter of 2026 compared to $692 million in the second quarter of 2025.
•Net earnings attributable to Motorola Solutions, Inc. was $557 million, or $3.33 per diluted common share, in the second quarter of 2026, compared to $513 million, or $3.04 per diluted common share, in the second quarter of 2025.
•Operating cash flow increased $137 million to $920 million in the first half of 2026 compared to $783 million in the first half of 2025.
•We repurchased $444 million of common stock and paid $402 million in dividends in the first half of 2026.
Recent Events
Macroeconomic Environment Update
The global trade landscape continues to shift rapidly, including evolving tariffs and import/export regulations, such as restrictions around rare earth minerals, trade barriers and trade disputes.
On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). On April 20, 2026, the U.S. Customs and Border Protection launched a system to process IEEPA tariff refund claims. Following the implementation of this system, we have determined that the recovery of a portion of these refunds is now probable. Accordingly, during the quarter ended July 4, 2026, we recognized a favorable adjustment of $60 million recorded within Cost of sales in our Condensed Consolidated Statements of Operations.
In addition, we are experiencing higher costs for memory in our products which is a result of substantial demand in the market driven by AI. As a result, we continue to observe elevated volatility and uncertainty around the global supply chain. We engage with global suppliers across a diverse network of locations around the world. We are actively managing our inventory and continue to work with our global supply base to mitigate our exposure to elevated volatility and uncertainty from these rising memory costs, as well as global tariffs and import/export regulations that have developed, and which may continue to develop, to ensure supply continues at levels necessary to meet our current customer demand. We expect inventory levels to remain elevated as we mitigate this dynamic supply chain environment. The current environment has led to increased costs on materials and components, for which we continue to develop mitigation actions going forward.
Recent Acquisitions

Segment(s)	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Command Center	Hyper	Provider of conversational, agentic AI designed to reduce the burden on understaffed public safety answering points (PSAPs) by handling non-emergency calls.	$23 million and share-based compensation of $2 million	March 24, 2026
Software and Services	Command Center	Exacom	Provider of cloud-native voice and multimedia recording and logging solutions for mission-critical communications.	$67 million and share-based compensation of $1 million	March 11, 2026
Software and Services	Video Security and Access Control	Blue Eye	Provider of AI-powered enterprise remote video monitoring ("RVM") services.	$79 million and share-based compensation of $1 million	November 18, 2025
Products and Systems Integration & Software and Services	Mission Critical Networks	Silvus Technologies	Designer and developer of software-defined high-speed MANET technology.	$4.4 billion and share-based compensation of $20 million	August 6, 2025
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers.	$174 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$240 million and share-based compensation of $6 million	February 21, 2025

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 4, 2026	% of Sales*	June 28, 2025	% of Sales*	July 4, 2026	% of Sales*	June 28, 2025	% of Sales*
Net sales from products	$1,818		$1,533		$3,300		$2,980
Net sales from services	1,315		1,232		2,548		2,313
Net sales	3,133		2,765		5,848		5,293
Costs of products sales	702	38.6%	646	42.1%	1,332	40.4%	1,220	40.9%
Costs of services sales	753	57.3%	706	57.3%	1,476	57.9%	1,360	58.8%
Costs of sales	1,455		1,352		2,808		2,580
Gross margin	1,678	53.6%	1,413	51.1%	3,040	52.0%	2,713	51.3%
Selling, general and administrative expenses	496	15.8%	450	16.3%	935	16.0%	886	16.7%
Research and development expenditures	260	8.3%	231	8.4%	512	8.8%	464	8.8%
Other charges	113	3.6%	40	1.4%	259	4.4%	89	1.7%
Operating earnings	809	25.8%	692	25.0%	1,334	22.8%	1,274	24.1%
Other income (expense):
Interest expense, net	(103)	(3.3)%	(55)	(2.0)%	(208)	(3.6)%	(106)	(2.0)%
Other, net	36	1.1%	43	1.6%	56	1.0%	59	1.1%
Total other expense	(67)	(2.1)%	(12)	(0.4)%	(152)	(2.6)%	(47)	(0.9)%
Net earnings before income taxes	742	23.7%	680	24.6%	1,182	20.2%	1,227	23.2%
Income tax expense	184	5.9%	165	6.0%	256	4.4%	280	5.3%
Net earnings	558	17.8%	515	18.6%	926	15.8%	947	17.9%
Less: Earnings attributable to non-controlling interests	1	—%	2	0.1%	3	0.1%	4	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$557	17.8%	$513	18.6%	$923	15.8%	$943	17.8%
Earnings per diluted common share	$3.33		$3.04		$5.51		$5.57
* Percentages may not add due to rounding

Results of Operations—Three months ended July 4, 2026 compared to three months ended June 28, 2025
The results of operations for the second quarter of 2026 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	July 4, 2026			June 28, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,361	$849	$2,210	$1,251	$776	$2,027
International	547	376	923	402	336	738
	$1,908	$1,225	$3,133	$1,653	$1,112	$2,765
Net sales by major products and services:
Mission Critical Networks (MCN)	$1,567	$713	$2,280	$1,356	$649	$2,005
Video	341	243	584	297	226	523
Command Center	—	269	269	—	237	237
	$1,908	$1,225	$3,133	$1,653	$1,112	$2,765

Operating earnings	$453	$356	$809	$363	$329	$692
Operating margins	23.7%	29.1%	25.8%	22.0%	29.6%	25.0%
Net Sales
The Products and Systems Integration segment’s net sales represented 61% of our net sales in the second quarter of 2026 and 60% in the second quarter of 2025. The Software and Services segment’s net sales represented 39% of our net sales in the second quarter of 2026 and 40% in the second quarter of 2025.
Net sales increased $368 million, or 13%, in the second quarter of 2026 compared to the second quarter of 2025. The $255 million, or 15%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 36% in the International region and an increase of 9% in the North America region. The $113 million, or 10%, increase in net sales within the Software and Services segment was driven by an increase of 9% in the North America region and an increase of 12% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $210 million of revenue from acquisitions, driven by an increase in MCN and Video;
•an increase in the Software and Services segment, inclusive of $33 million of revenue from acquisitions, driven by an increase in MCN, Command Center and Video; and
•inclusive of $35 million from favorable currency rates.
Regional results include:
•a 25% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center; and
•a 9% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center.

Products and Systems Integration
The 15% increase in the Products and Systems Integration segment was driven by the following:
•$211 million, or 16%, growth in MCN, inclusive of revenue from acquisitions, driven by the International and North America regions;
•$44 million, or 15%, growth in Video, driven by the International and North America regions; and
•inclusive of $19 million from favorable currency rates.
Software and Services
The 10% increase in the Software and Services segment was driven by the following:
•$64 million, or 10%, growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$32 million, or 14%, growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$17 million, or 8%, growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•inclusive of $16 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025	% Change
Gross margin from Products and Systems Integration	$1,068	$876	22%
Gross margin from Software and Services	610	537	14%
Gross margin	$1,678	$1,413	19%
Gross margin was 53.6% of net sales in the second quarter of 2026 compared to 51.1% in the second quarter of 2025. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 3.0% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, including favorable mix, and IEEPA tariff refunds partially offset by higher direct material costs; and
•a 1.5% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales, including favorable mix.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025	% Change
SG&A expenses from Products and Systems Integration	$388	$355	9%
SG&A expenses from Software and Services	108	95	14%
SG&A expenses	$496	$450	10%
SG&A expenses increased 10% in the second quarter of 2026 compared to the second quarter of 2025 primarily driven by:
•a $33 million, or 9%, increase in Products and Systems Integration SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation, partially offset by lower expenses related to legal matters, including Hytera-related expenses; and
•a $13 million, or 14%, increase in Software and Services SG&A expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses.
SG&A expenses were 15.8% of net sales in the second quarter of 2026 compared to 16.3% of net sales in the second quarter of 2025.

Research and Development ("R&D") Expenditures

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025	% Change
R&D expenditures from Products and Systems Integration	$153	$143	7%
R&D expenditures from Software and Services	107	88	22%
R&D expenditures	$260	$231	13%
R&D expenditures increased 13% in the second quarter of 2026 compared to the second quarter of 2025 primarily driven by:
•a $19 million, or 22%, increase in Software and Services R&D expenditures primarily due to investments in Command Center, higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses; and
•a $10 million, or 7%, increase in Products and Systems Integration R&D expenditures primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation.
R&D expenditures were 8.3% of net sales in the second quarter of 2026 compared to 8.4% of net sales in the second quarter of 2025.
Other Charges

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025
Other charges from Products and Systems Integration	$74	$15
Other charges from Software and Services	39	25
Other charges	$113	$40
Other charges increased $73 million in the second quarter of 2026 compared to the second quarter of 2025. The increase was primarily driven by:
•$95 million of intangible amortization expense in the second quarter of 2026 compared to $39 million of intangible amortization expense in the second quarter of 2025; and
•a $16 million contingent earnout charge related to the Silvus acquisition in the second quarter of 2026 that did not occur in the second quarter of 2025; partially offset by
•a $20 million gain on Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets recognized in the second quarter of 2026 compared to $10 million of gains on Hytera litigation in the second quarter of 2025.
Operating Earnings

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025
Operating earnings from Products and Systems Integration	$453	$363
Operating earnings from Software and Services	356	329
Operating earnings	$809	$692
Operating earnings increased $117 million, or 17%, in the second quarter of 2026 compared to the second quarter of 2025. The increase in Operating earnings was due to:
•a $90 million increase in the Products and Systems Integration segment, primarily driven by higher sales, including favorable mix, IEEPA tariff refunds, improved operating leverage, and a gain on the Hytera litigation partially offset by higher employee incentive costs, including share-based compensation, an increase in intangible amortization expense, higher expenses associated with acquired businesses, higher direct material costs, and a contingent earnout charge related to the Silvus acquisition; and
•a $27 million increase in the Software and Services segment, primarily driven by higher sales, including favorable mix, partially offset by higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses.

Interest Expense, net

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025
Interest expense, net	$(103)	$(55)
The $48 million increase in Interest expense, net in the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by higher outstanding debt.
Other, net

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025
Other, net	$36	$43
The $7 million decrease in Other, net in the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by:
•a $17 million loss on derivatives in the second quarter of 2026 compared to a $34 million gain on derivatives in the second quarter of 2025;
•a $13 million gain on fair value adjustments to equity investments in the second quarter of 2026 compared to a $18 million gain on fair value adjustments to equity investments in the second quarter of 2025; and
•$25 million of net periodic pension and postretirement benefit in the second quarter of 2026 compared to $30 million of net periodic pension and postretirement benefit in the second quarter of 2025; partially offset by
•a $11 million gain on foreign currency in the second quarter of 2026 compared to a $42 million loss on foreign currency in the second quarter of 2025.
Effective Tax Rate

	Three Months Ended
(In millions)	July 4, 2026	June 28, 2025
Income tax expense	$184	$165
The effective tax rate for the three months ended July 4, 2026 of 25% was higher than the effective tax rate for the three months ended June 28, 2025 of 24%, primarily due to a net increase in unrecognized tax benefits.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact our tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the three months ended July 4, 2026, the impact of the enacted legislation on our tax position was not material. We plan to continue to assess the ongoing impact of this legislation as further guidance is made available.

Results of Operations—Six months ended July 4, 2026 compared to Six months ended June 28, 2025

	Six Months Ended
	July 4, 2026			June 28, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$2,426	$1,641	$4,067	$2,429	$1,450	$3,879
International	1,042	739	1,781	770	644	1,414
	$3,468	$2,380	$5,848	$3,199	$2,094	$5,293
Net sales by major products and services:
Mission Critical Networks (MCN)	$2,856	$1,393	$4,249	$2,671	$1,235	$3,906
Video	612	481	1,093	528	436	964
Command Center	—	506	506	—	423	423
	$3,468	$2,380	$5,848	$3,199	$2,094	$5,293

Operating earnings	$666	$668	$1,334	$715	$559	$1,274
Operating margins	19.2%	28.1%	22.8%	22.4%	26.7%	24.1%
Net Sales
The Products and Systems Integration segment's net sales represented 59% of our net sales in the first half of 2026 and 60% in the first half of 2025. Net sales from the Software and Services segment represented 41% of our net sales in the first half of 2026 and 40% in the first half of 2025.
Net sales increased $555 million, or 10%, in the first half of 2026 compared to the first half of 2025. The $286 million, or 14%, increase in net sales within the Software and Services segment was driven by an increase of 13% in the North America region and an increase of 15% in the International region. The $269 million, or 8%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 35% in the International region, while the North America region remained flat. Net sales includes:
•an increase in the Software and Services segment, inclusive of $71 million of revenue from acquisitions, driven by an increase in MCN, Command Center and Video;
•an increase in the Products and Systems Integration segment, inclusive of $392 million of revenue from acquisitions, driven by an increase in MCN and Video; and
•inclusive of $94 million from favorable currency rates.
Regional results include:
•a 26% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center; and
•a 5% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in Video, Command Center and MCN.
Products and Systems Integration
The 8% increase in the Products and Systems Integration segment was driven by the following:
•$185 million, or 7% growth in MCN, inclusive of revenue from acquisitions, driven by the International region partially offset by the North America region;
•$84 million, or 16% growth in Video, driven by the North America and International regions; and
•inclusive of $49 million from favorable currency rates.

Software and Services
The 14% increase in the Software and Services segment was driven by the following:
•$158 million, or 13% growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$83 million, or 20% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$45 million, or 10% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•inclusive of $45 million from favorable currency rates.
Gross Margin

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	% Change
Gross margin from Products and Systems Integration	$1,873	$1,728	8%
Gross margin from Software and Services	1,167	985	18%
Gross margin	$3,040	$2,713	12%
Gross margin was 52.0% of net sales in the first half of 2026 compared to 51.3% in the first half of 2025. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 2.0% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales, including favorable mix; and
•gross margin as a percentage of net sales in the Products and Systems Integration segment remained flat, inclusive of acquisitions, primarily driven by higher sales and IEEPA tariff refunds, offset by higher direct material costs.
Selling, General and Administrative ("SG&A") Expenses

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	% Change
SG&A expenses from Products and Systems Integration	$730	$696	5%
SG&A expenses from Software and Services	205	190	8%
SG&A expenses	$935	$886	6%
SG&A expenses increased 6% in the first half of 2026 compared to the first half of 2025 primarily driven by:
•a $34 million, or 5%, increase in Products and Systems Integration SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation, partially offset by lower expenses related to legal matters, including Hytera-related expenses; and
•a $15 million, or 8%, increase in Software and Services SG&A expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses, partially offset by lower expenses related to legal matters.
SG&A expenses were 16.0% of net sales in the first half of 2026 compared to 16.7% of net sales in the first half of 2025.
Research and Development ("R&D") Expenditures

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	% Change
R&D expenditures from Products and Systems Integration	$305	$285	7%
R&D expenditures from Software and Services	207	179	16%
R&D expenditures	$512	$464	10%
R&D expenditures increased 10% in the first half of 2026 compared to the first half of 2025 primarily driven by:
•a $28 million, or 16%, increase in Software and Services R&D expenditures primarily due to investments in Command Center and higher expenses associated with acquired businesses; and
•a $20 million, or 7%, increase in Products and Systems Integration R&D expenditures primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation.
R&D expenditures were 8.8% of net sales in the first half of both 2026 and 2025.

Other Charges

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Other charges from Products and Systems Integration	$172	$32
Other charges from Software and Services	87	57
Other charges	$259	$89
Other charges increased by $170 million in the first half of 2026 compared to the first half of 2025. The increase was driven primarily by:
•$185 million of intangible amortization expense in the first half of 2026 compared to $76 million of intangible amortization expense in the first half of 2025; and
•a $91 million contingent earnout charge related to the Silvus acquisition in the first half of 2026 that did not occur in the first half of 2025; partially offset by
•a $60 million gain on Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets recognized in the first half of 2026 compared to $20 million of gains on Hytera litigation in the first half of 2025.
Operating Earnings

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Operating earnings from Products and Systems Integration	$666	$715
Operating earnings from Software and Services	668	559
Operating earnings	$1,334	$1,274
Operating earnings increased $60 million, or 5%, in the first half of 2026 compared to the first half of 2025. The increase in Operating earnings was due to:
•a $109 million increase in the Software and Services segment, primarily driven by higher sales, including favorable mix, and improved operating leverage, partially offset by higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses; partially offset by
•a $49 million decrease in the Products and Systems Integration segment, primarily driven by an increase in intangible amortization expense, a contingent earnout charge related to the Silvus acquisition, higher expenses associated with acquired businesses, and higher direct material costs, partially offset by higher sales, IEEPA tariff refunds, improved operating leverage, a gain on the Hytera litigation, and lower expenses related to legal matters, including Hytera-related expenses.
Interest Expense, net

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Interest expense, net	$(208)	$(106)
The $102 million increase in Interest expense, net in the first half of 2026 compared to the first half of 2025 was primarily driven by higher outstanding debt.

Other, net

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Other, net	$56	$59
The $3 million decrease in Other, net in the first half of 2026 compared to the first half of 2025 was primarily driven by:
•a $44 million loss on derivatives in the first half of 2026 compared to a $48 million gain on derivatives in the first half of 2025; and
•$52 million of net periodic pension and postretirement benefit in the first half of 2026 compared to $61 million of net periodic pension and postretirement benefit in the first half of 2025; partially offset by
•a $35 million gain on foreign currency in the first half of 2026 compared to a $62 million loss on foreign currency in the first half of 2025.
Effective Tax Rate

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Income tax expense	$256	$280
The effective tax rate for the six months ended July 4, 2026 of 22% was lower than the effective tax rate for the six months ended June 28, 2025 of 23%, primarily due to higher excess tax benefits of share-based compensation and an increased deduction for foreign-derived deduction-eligible income.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact our tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the six months ended July 4, 2026, the impact of the enacted legislation on our tax position was not material. We plan to continue to assess the ongoing impact of this legislation as further guidance is made available.

Reorganization of Business
During the second quarter of 2026, we recorded net reorganization of business charges of $15 million, including $10 million of charges recorded within Other charges and $5 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations related to employee separation costs. Included in the $15 million were charges of $18 million related to employee separation costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
During the first half of 2026, we recorded net reorganization of business charges of $30 million, including $20 million of charges recorded within Other charges and $10 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $30 million were charges of $33 million related to employee separation costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
During the second quarter of 2025, we recorded net reorganization of business charges of $14 million, including $8 million of charges recorded within Other charges and $6 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
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
The following table displays the net charges incurred by segment:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Products and Systems Integration	$10	$10	$21	$22
Software and Services	5	4	9	9
	$15	$14	$30	$31
Cash payments for employee severance in connection with the reorganization of business plans were $24 million in the first half of 2026 and $33 million in the first half of 2025. The reorganization of business accrual at July 4, 2026 was $30 million related to employee separation costs that are expected to be paid primarily within one year.

Liquidity and Capital Resources

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash flows provided by (used for):
Operating activities	$920	$783
Investing activities	(334)	(537)
Financing activities	(999)	778
Effect of exchange rates on cash and cash equivalents	(42)	80
Decrease in cash and cash equivalents	$(455)	$1,104
Cash and Cash Equivalents
At July 4, 2026, $430 million of the $710 million cash and cash equivalents balance was held in the U.S. and $280 million was held in other countries.
Operating Activities
The increase in cash flows provided by operating activities from the first half of 2025 to the first half of 2026 was driven primarily by higher earnings, net of non-cash charges, partially offset by increased investments in inventory and higher interest payments in the first half of 2026 compared to the first half of 2025.
Investing Activities
The decrease in cash flows used for investing activities in the first half of 2026 compared to the first half of 2025 was primarily due to a $240 million decrease in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first half of 2026 compared to the cash flows provided by financing activities in the first half of 2025 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$2 billion in net proceeds from the issuance of debt in the first half of 2025 that did not recur in the first half of 2026; partially offset by
•$65 million increase in net proceeds from short-term borrowings, including commercial paper, in the first half of 2026 which did not occur in the first half of 2025.
•$94 million decrease in share repurchases in the first half of 2026 compared to the first half of 2025; and
•$52 million decrease in repayments of short-term debt in the first half of 2026 compared to the first half of 2025.
Sales of Receivables
The following table summarizes the proceeds received from sales of long-term customer financing receivables for the three and six months ended July 4, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Accounts receivable sales proceeds	$35	$—	$35	$—
Long-term receivables sales proceeds	55	89	105	113
Total proceeds from receivable sales	$90	$89	$140	$113
Debt
We had outstanding debt of $9.0 billion at July 4, 2026, of which $615 million was current. We had outstanding debt of $9.2 billion at December 31, 2025, of which $749 million was current.

On June 16, 2025, we issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032, and $900 million of 5.55% senior notes due 2035. We recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025, we borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. On January 30, 2026, we repaid $200 million of the $750 million 364-day facility, reducing the outstanding principal balance to $550 million. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. We were in compliance with our financial covenants as of July 4, 2026. During the three months ended July 4, 2026, the weighted average interest rate of the 364-day facility and the term loan due 2028 was 4.73% and 4.85%, respectively. On June 26, 2026, we exercised our option under the 364-Day Term Loan Credit Agreement to extend the maturity of $250 million of the outstanding principal amount by one year.
We have an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement (as defined below), under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of July 4, 2026, we had $65 million outstanding debt under the commercial paper program, which had a weighted-average interest rate of 4.03% during the three months ended July 4, 2026.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of July 4, 2026.
We have investment grade ratings on our senior unsecured long-term debt. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
During the three and six months ended July 4, 2026, we repurchased approximately 0.8 million and 1.1 million shares at an average price of $413.53 and $420.50 per share for an aggregate amount of $326 million and $444 million, respectively, excluding transaction costs and excise tax. As of July 4, 2026, we had used approximately $17.4 billion of the share repurchase authority to repurchase shares, leaving $0.6 billion of authority available for future repurchases.
Dividends
During the three and six months ended July 4, 2026, we paid $201 million and $402 million, respectively, in cash dividends to holders of our common stock. Subsequent to the end of the quarter, we paid an additional $200 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $293 million at July 4, 2026, compared to $179 million at December 31, 2025.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” and "Recently Adopted Accounting Pronouncements" in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the six months ended July 4, 2026. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 4, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
4/2/2026 to 4/30/2026	242,336	$437.91	242,336	$858,749,450
5/1/2026 to 5/28/2026	482,471	$402.74	482,471	$664,441,472
5/29/2026 to 7/1/2026	63,063	$402.45	63,063	$639,061,498
Total	787,870	$413.53	787,870
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended July 4, 2026.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of July 4, 2026, the Company had used approximately $17.4 billion to repurchase shares, leaving $0.6 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended July 4, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
August 5, 2026