Form 10-Q
period 2026-10-03
Motorola Solutions, Inc.
filed 2026-11-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of October 30, 2026 was 165,333,940.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales from products	$1,999	$1,751	$5,298	$4,731
Net sales from services	1,377	1,258	3,925	3,571
Net sales	3,376	3,009	9,223	8,302
Costs of products sales	800	728	2,130	1,948
Costs of services sales	808	727	2,285	2,087
Costs of sales	1,608	1,455	4,415	4,035
Gross margin	1,768	1,554	4,808	4,267
Selling, general and administrative expenses	504	485	1,439	1,371
Research and development expenditures	276	237	788	700
Other charges	211	62	470	152
Operating earnings	777	770	2,111	2,044
Other income (expense):
Interest expense, net	(107)	(86)	(315)	(192)
Other, net	8	41	64	100
Total other expense	(99)	(45)	(251)	(92)
Net earnings before income taxes	678	725	1,860	1,952
Income tax expense	164	161	420	442
Net earnings	514	564	1,440	1,510
Less: Earnings attributable to non-controlling interests	2	2	5	5
Net earnings attributable to Motorola Solutions, Inc.	$512	$562	$1,435	$1,505
Earnings per common share:
Basic	$3.09	$3.37	$8.66	$9.02
Diluted	$3.06	$3.33	$8.57	$8.89
Weighted average common shares outstanding:
Basic	165.5	166.6	165.7	166.8
Diluted	167.4	169.0	167.5	169.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net earnings	$514	$564	$1,440	$1,510
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	4	(13)	(31)	105
Derivative instruments	3	—	3	—
Defined benefit plans	11	8	41	17
Total other comprehensive income (loss), net of tax	18	(5)	13	122
Comprehensive income	532	559	1,453	1,632
Less: Earnings attributable to non-controlling interests	2	2	5	5
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$530	$557	$1,448	$1,627
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	October 3, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$774	$1,165
Accounts receivable, net	2,441	2,200
Contract assets	1,535	1,574
Inventories, net	1,511	983
Other current assets	452	378
Total current assets	6,713	6,300
Property, plant and equipment, net	1,203	1,165
Operating lease assets	534	581
Investments	292	187
Deferred income taxes	697	761
Goodwill	7,666	6,800
Intangible assets, net	3,502	3,104
Other assets	534	491
Total assets	$21,141	$19,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$750	$749
Accounts payable	1,049	1,134
Contract liabilities	2,481	2,265
Accrued liabilities	1,839	1,930
Total current liabilities	6,119	6,078
Long-term debt	9,361	8,413
Operating lease liabilities	409	471
Other liabilities	2,166	2,000
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 10/3/26—167.4; 12/31/25—167.4
Outstanding shares: 10/3/26—165.5; 12/31/25—165.7
Additional paid-in capital	2,630	2,279
Retained earnings	2,844	2,549
Accumulated other comprehensive loss	(2,407)	(2,420)
Total Motorola Solutions, Inc. stockholders’ equity	3,069	2,410
Non-controlling interests	17	17
Total stockholders’ equity	3,086	2,427
Total liabilities and stockholders’ equity	$21,141	$19,389
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2025	167.4	$2,281	$(2,420)	$2,549	$17
Net earnings				366	2
Other comprehensive loss			(3)
Issuance of common stock and stock options exercised	1.0	(8)
Share repurchase program	(0.3)			(118)
Share-based compensation expenses		98
Dividends declared $1.21 per share				(201)
Balance as of April 4, 2026	168.1	$2,371	$(2,423)	$2,596	$19
Net earnings				557	1
Other comprehensive loss			(2)
Issuance of common stock and stock options exercised	0.1	(2)
Share repurchase program	(0.8)			(326)
Share-based compensation expenses		101
Dividends declared $1.21 per share				(200)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of July 4, 2026	167.4	$2,470	$(2,425)	$2,627	$16
Net earnings				512	2
Other comprehensive income			18
Issuance of common stock and stock options exercised	0.2	59
Share repurchase program	(0.2)			(94)
Share-based compensation expenses		103
Dividends declared $1.21 per share				(201)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of October 3, 2026	167.4	$2,632	$(2,407)	$2,844	$17

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
Net earnings				430	2
Other comprehensive income			39
Issuance of common stock and stock options exercised	0.7	(90)
Share repurchase program	(0.7)			(325)
Share-based compensation expenses		66
Dividends declared $1.09 per share				(182)
Balance as of March 29, 2025	168.6	$1,918	$(2,500)	$2,223	$18
Net earnings				513	2
Other comprehensive income			88
Issuance of common stock and stock options exercised	0.3	53
Share repurchase program	(0.6)			(219)
Share-based compensation expenses		74
Dividends declared $1.09 per share				(182)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 28, 2025	168.3	$2,045	$(2,412)	$2,335	$16
Net earnings				562	2
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	0.4	32
Share repurchase program	(0.3)			(121)
Share-based compensation expenses		73
Dividends declared $1.09 per share				(182)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of September 27, 2025	168.4	$2,150	$(2,417)	$2,594	$17
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Operating
Net earnings	$1,440	$1,510
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	441	282
Contingent earnout adjustment	178	—
Non-cash other charges (income)	10	(4)
Share-based compensation expenses	307	213
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(227)	1
Inventories	(503)	(107)
Other current assets and contract assets	(24)	(230)
Accounts payable, accrued liabilities and contract liabilities	(161)	(280)
Other assets and liabilities	73	101
Deferred income taxes	48	95
Net cash provided by operating activities	1,582	1,581
Investing
Acquisitions and investments, net	(1,587)	(4,835)
Proceeds from sales of investments and businesses, net	8	14
Capital expenditures	(190)	(151)
Proceeds from sales of property, plant and equipment	1	—
Net cash used for investing activities	(1,768)	(4,972)
Financing
Net proceeds from issuance of debt	942	2,733
Net proceeds from short-term borrowings	500	923
Repayments of short-term debt	(500)	(322)
Revolving credit facility renewal fees	—	(5)
Issuances of common stock, net of tax	45	(3)
Purchases of common stock	(543)	(664)
Payments of dividends	(602)	(546)
Payments of dividends to non-controlling interests	(5)	(5)
Net cash provided by (used for) financing activities	(163)	2,111
Effect of exchange rate changes on total cash and cash equivalents	(42)	72
Net decrease in total cash and cash equivalents	(391)	(1,208)
Cash and cash equivalents, beginning of period	1,165	2,102
Cash and cash equivalents, end of period	$774	$894
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$330	$166
Income and withholding taxes, net of refunds	$474	$413
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of October 3, 2026 and for the three and nine months ended October 3, 2026 and September 27, 2025 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. and its controlled subsidiaries (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The results of operations for the three and nine months ended October 3, 2026 are not necessarily indicative of the operating results to be expected for the full year.
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
Business Overview
The Company manages the business through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, the Company reports net sales across three principal product lines:
•Mission Critical Networks ("MCN"): Infrastructure, mobile ad-hoc network ("MANET") technology, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")), counter-unmanned aircraft systems (“C-UAS”), software and artificial intelligence ("AI")-powered capabilities. MCN includes installation and integration, backed by managed and support services, to help assure mission-critical communications availability, security and resiliency;
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
Recent Announcements
On March 26, 2026, the Company entered into a definitive agreement to acquire the land mobile radio networks services business from Bell Mobility, the wireless subsidiary of Bell Canada and BCE Inc., for $675 million Canadian dollars, subject to customary adjustments and a deferred net working capital settlement. The land mobile radio networks services business provides secure, resilient and highly reliable LMR communications for customers across Canada. The acquisition is expected to be completed in the first half of 2027.
Recent Acquisitions
On August 28, 2026, the Company acquired DeepNeuronic for $29 million, net of cash acquired. DeepNeuronic provides AI software that turns live camera feeds into real-time operational insights. The Company issued restricted stock at a fair value of $9 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's video security portfolio by integrating advanced AI capabilities into its video offerings. This business is part of the Software and Services segment.
On August 20, 2026, the Company acquired D-Fend for $1.3 billion, net of cash acquired. D-Fend provides advanced counter-drone technology. The Company issued restricted stock at a fair value of $76 million to certain key employees that will be expensed over a service period of three years. The acquisition strengthens the Company's ability to provide public safety and enterprise customers with access to advanced C-UAS designed to safely neutralize rogue drone threats. This business is part of both the Products and Systems Integration segment and the Software and Services segment.
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
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $174 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across its portfolio, including body cameras, fixed video, panic buttons and radios. This business is part of the Software and Services segment.
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and nine months ended October 3, 2026 and September 27, 2025, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	October 3, 2026			September 27, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,469	$860	$2,329	$1,360	$761	$2,121
International	649	398	1,047	537	351	888
	$2,118	$1,258	$3,376	$1,897	$1,112	$3,009

Major Products and Services:
Mission Critical Networks (MCN)	$1,784	$727	$2,511	$1,598	$643	$2,241
Video	334	260	594	299	235	534
Command Center	—	271	271	—	234	234
	$2,118	$1,258	$3,376	$1,897	$1,112	$3,009

Customer Types:
Direct	$1,367	$1,147	$2,514	$1,187	$1,006	$2,193
Indirect	751	111	862	710	106	816
	$2,118	$1,258	$3,376	$1,897	$1,112	$3,009

	Nine Months Ended
	October 3, 2026			September 27, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$3,895	$2,501	$6,396	$3,789	$2,211	$6,000
International	1,691	1,136	2,827	1,306	996	2,302
	$5,586	$3,637	$9,223	$5,095	$3,207	$8,302

Major Products and Services:
Mission Critical Networks (MCN)	$4,639	$2,120	$6,759	$4,269	$1,878	$6,147
Video	947	740	1,687	826	672	1,498
Command Center	—	777	777	—	657	657
	$5,586	$3,637	$9,223	$5,095	$3,207	$8,302

Customer Types:
Direct	$3,538	$3,313	$6,851	$3,233	$2,929	$6,162
Indirect	2,048	324	2,372	1,862	278	2,140
	$5,586	$3,637	$9,223	$5,095	$3,207	$8,302

Timing of Revenue Recognition
The Company recognizes revenue in a pattern that reflects the transfer of control of promised goods or services to customers in the amount of consideration to which the Company expects to be entitled in exchange for goods or services.
For the Products and Systems Integration segment, revenue was recognized at a point in time for 79% and 71% of net sales for the three months ended October 3, 2026 and September 27, 2025, respectively. For the nine months ended October 3, 2026 and September 27, 2025, revenue was recognized at a point in time for 77% and 73% of net sales, respectively. For all periods presented, the remaining segment net sales were recognized over time.
For the Software and Services segment, revenue was recognized over time for 80% and 82% of net sales for each of the three and nine months ended October 3, 2026 and September 27, 2025, respectively. For all periods presented, the remaining segment net sales were recognized at a point in time.
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. Remaining performance obligations are equal to disclosed backlog, except within our Software and Services contracts where multi-year contract terms may be limited by the customer's ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The transaction value associated with remaining performance obligations which were not yet satisfied as of October 3, 2026 was $10.0 billion, of which $4.4 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented and services are performed.
Contract Balances

(In millions)	October 3, 2026	December 31, 2025
Accounts receivable, net	$2,441	$2,200
Contract assets	1,535	1,574
Contract liabilities	2,481	2,265
Non-current contract liabilities	929	751
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
Revenue recognized during the three months ended October 3, 2026 which was previously included in Contract liabilities as of July 4, 2026 was $708 million, compared to $637 million of revenue recognized during the three months ended September 27, 2025 which was previously included in Contract liabilities as of June 28, 2025. Revenue recognized during the nine months ended October 3, 2026 which was previously included in Contract liabilities as of December 31, 2025 was $1.5 billion, compared to $1.2 billion recognized during the nine months ended September 27, 2025 which was previously included in Contract liabilities as of December 31, 2024. Revenue of $13 million was reversed during the three months ended October 3, 2026 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $7 million recognized for the three months ended September 27, 2025, primarily driven by changes in the estimates of progress on system contracts. Revenue of $15 million was reversed during the nine months ended October 3, 2026 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $7 million reversed for the nine months ended September 27, 2025.
There were no material expected credit losses recorded on contract assets during each of the three and nine months ended October 3, 2026 and September 27, 2025.
Contract Cost Balances

(In millions)	October 3, 2026	December 31, 2025
Current contract cost assets	$102	$72
Non-current contract cost assets	157	152
Contract cost assets include incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one to seven years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $14 million and $41 million for the three and nine months ended October 3, 2026, respectively, and $13 million and $39 million for the three and nine months ended September 27, 2025, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Lease expense:
Operating lease cost	$41	$39	$123	$114
Short-term lease cost	1	—	4	—
Variable cost	7	9	32	37
Sublease income	(1)	(1)	(4)	(5)
Net lease expense from operating leases	$48	$47	$155	$146
Lease Assets and Liabilities

(In millions)	Statement Line Classification	October 3, 2026	December 31, 2025
Right-of-use lease assets	Operating lease assets	$534	$581
Current lease liabilities	Accrued liabilities	145	133
Operating lease liabilities	Operating lease liabilities	409	471
Other Information Related to Leases

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$126	$121

Right-of-use assets obtained in exchange for lease liabilities	63	84
During the nine months ended October 3, 2026, assets obtained in exchange for lease liabilities were primarily driven by new and renewed real estate leases.

	October 3, 2026	December 31, 2025
Weighted average remaining lease terms (years)	5	5
Weighted average discount rate:	4.32%	4.21%
Future Lease Payments

October 3, 2026
(In millions)	Operating Leases
Remainder of 2026	$35
2027	163
2028	137
2029	104
2030	52
Thereafter	134
Total lease payments	625
Less: interest	71
Present value of lease liabilities	$554

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Other charges (income):
Intangibles amortization (Note 15)	$97	$66	$282	$142
Contingent earnout adjustment (Note 10)	87	—	178	—
Acquisition-related transaction fees	29	55	42	63
Reorganization of business (Note 14)	10	12	30	33
Legal settlements	1	2	5	7
Operating lease asset impairments	—	1	5	1
Fixed asset impairments	—	—	1	—
Gain on Hytera litigation	(13)	(74)	(73)	(94)
	$211	$62	$470	$152
During the nine months ended October 3, 2026, the Company recorded charges of $178 million to increase the fair value of the contingent earnout consideration related to the Silvus acquisition. Refer to "Note 10: Fair Value Measurements," in this "Part I — Financial Information" of this Form 10-Q for more information.
During the nine months ended October 3, 2026 and September 27, 2025, the Company recognized gains on the Hytera litigation of $73 million and $94 million, respectively, for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" in this "Part I — Financial Information" of this Form 10-Q for more information.
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest, net:
Interest expense	$(116)	$(103)	$(338)	$(243)
Interest income	9	17	23	51
	$(107)	$(86)	$(315)	$(192)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$25	$31	$76	$92
Investment impairments	—	(2)	—	(2)
Foreign currency gain (loss)	(4)	4	31	(57)
Gain (loss) on derivative instruments (Note 6)	(3)	(6)	(47)	41
Fair value adjustments to equity investments	(9)	8	(1)	21
Other	(1)	6	5	5
	$8	$41	$64	$100

Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic earnings per common share:
Earnings	$512	$562	$1,435	$1,505
Weighted average common shares outstanding	165.5	166.6	165.7	166.8
Per share amount	$3.09	$3.37	$8.66	$9.02
Diluted earnings per common share:
Earnings	$512	$562	$1,435	$1,505
Weighted average common shares outstanding	165.5	166.6	165.7	166.8
Add effect of dilutive securities:
Share-based awards	1.9	2.4	1.8	2.4
Diluted weighted average common shares outstanding	167.4	169.0	167.5	169.2
Per share amount	$3.06	$3.33	$8.57	$8.89
In the computation of diluted earnings per common share, share-based awards with an antidilutive impact were excluded.
The antidilutive impact of 0.3 million and 0.5 million share-based awards for the three and nine months ended October 3, 2026, respectively, and 0.2 million share-based awards for each of the three and nine months ended September 27, 2025, were excluded because their inclusion would have been antidilutive.
In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets payable in shares of common stock of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The estimated fair value of the total contingent earnout consideration was $214 million as of October 3, 2026. The shares required to settle the contingent earnout consideration will only be reflected within diluted earnings per share when and if the earnout financial targets have been achieved, in each of the two respective periods.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	October 3, 2026	December 31, 2025
Accounts receivable	$2,530	$2,283
Less allowance for credit losses	(89)	(83)
	$2,441	$2,200
Inventories, Net
Inventories, net, consist of the following:

	October 3, 2026	December 31, 2025
Finished goods	$623	$455
Work-in-process and production materials	1,051	644
	1,674	1,099
Less inventory reserves	(163)	(116)
	$1,511	$983

Other Current Assets
Other current assets consist of the following:

	October 3, 2026	December 31, 2025
Current contract cost assets (Note 2)	$102	$72
Contractor receivables	12	19
Tax-related deposits	37	41
Other	301	246
	$452	$378
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	October 3, 2026	December 31, 2025
Land	$5	$5
Leasehold improvements	517	479
Machinery and equipment	2,809	2,655
	3,331	3,139
Less accumulated depreciation	(2,128)	(1,974)
	$1,203	$1,165
Depreciation expense was $53 million and $49 million for the three months ended October 3, 2026 and September 27, 2025, respectively. Depreciation expense for the nine months ended October 3, 2026 and September 27, 2025 was $159 million and $140 million, respectively.
Investments
Investments consist of the following:

	October 3, 2026	December 31, 2025
Common stock	$28	$42
Strategic investments	167	54
Company-owned life insurance policies	90	83
Equity method investments	7	8
	$292	$187
On July 1, 2026, the Company paid $100 million for a strategic investment in equity securities of BRINC Drones, Inc. (“BRINC”). BRINC is a leader in public safety drone technology. Strategic investments do not have readily determinable fair values and are carried at cost; adjustments resulting from observable price changes in orderly transactions for similar securities of the same issuer are recorded in Other, net within Other income (expense). During the nine months ended October 3, 2026, the Company recorded gains of $12 million related to net adjustments from observable price changes associated with BRINC.
Other Assets
 Other assets consist of the following:

	October 3, 2026	December 31, 2025
Defined benefit plan assets (Note 8)	$276	$228
Non-current contract cost assets (Note 2)	157	152
Non-current long-term receivables (Note 11)	46	59
Other	55	52
	$534	$491

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
The Company's outstanding amounts related to the suppliers participating in this program was $61 million and $34 million as of October 3, 2026 and December 31, 2025, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	October 3, 2026	December 31, 2025
Compensation	$403	$479
Tax liabilities (Note 7)	94	225
Dividend payable	201	201
Trade liabilities	203	194
Operating lease liabilities (Note 3)	145	133
Customer reserves	119	125
External interest liabilities	108	113
Contingent earnout consideration (Note 10)	132	—
Other	434	460
	$1,839	$1,930
Other Liabilities
Other liabilities consist of the following:

	October 3, 2026	December 31, 2025
Defined benefit plans (Note 8)	$583	$683
Non-current contract liabilities (Note 2)	929	751
Unrecognized tax benefits (Note 7)	35	41
Deferred income taxes (Note 7)	154	124
Environmental reserve	119	119
Deferred compensation	127	111
Contingent earnout consideration (Note 10)	82	37
Other	137	134
	$2,166	$2,000
Stockholders’ Equity
Share Repurchase Program: During the three and nine months ended October 3, 2026, the Company repurchased approximately 0.2 million and 1.3 million shares at an average price of $457.07 and $426.48 per share for an aggregate amount of $94 million and $538 million, respectively.
Payment of Dividends: During the three months ended October 3, 2026 and September 27, 2025, the Company paid $200 million and $182 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $201 million in cash dividends to holders of its common stock. During the nine months ended October 3, 2026 and September 27, 2025, the Company paid $602 million and $546 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and nine months ended October 3, 2026 and September 27, 2025:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(480)	$(428)	$(445)	$(546)
Other comprehensive income (loss) before reclassification adjustment	6	(11)	(31)	104
Reclassification adjustment into Net earnings	(1)	(2)	$(3)	$(4)
Tax benefit (expense)	(1)	—	3	5
Other comprehensive income (loss), net of tax	4	(13)	(31)	105
Balance at end of period	$(476)	$(441)	$(476)	$(441)
Derivative Instruments:
Balance at beginning of period	$(6)	$(7)	$(6)	$(7)
Other comprehensive income before reclassification adjustment	3	—	3	—
Other comprehensive income before reclassification adjustment, net of tax	3	—	3	—
Other comprehensive income, net of tax	3	—	$3	$—
Balance at end of period	$(3)	$(7)	$(3)	$(7)
Defined Benefit Plans:
Balance at beginning of period	$(1,939)	$(1,977)	$(1,969)	$(1,986)
Other comprehensive income (loss) before reclassification adjustment	—	—	10	(8)
Tax expense (benefit)	—	—	(3)	2
Other comprehensive income (loss) before reclassification adjustment, net of tax	—	—	7	(6)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	15	10	44	28
Reclassification adjustment - Prior service benefits into Other income (Note 8)	(1)	—	—	—
Tax expense	(3)	(2)	(10)	(5)
Reclassification adjustments into Net earnings, net of tax	11	8	34	23
Other comprehensive income, net of tax	11	8	41	17
Balance at end of period	$(1,928)	$(1,969)	$(1,928)	$(1,969)
Total Accumulated other comprehensive loss	$(2,407)	$(2,417)	$(2,407)	$(2,417)

5.    Debt and Credit Facilities

	October 3, 2026	December 31, 2025
364-day term loans	$550	$749
4.6% senior notes due 2028	698	698
6.5% debentures due 2028	24	24
Term loan due 2028	749	748
4.6% senior notes due 2029	801	802
4.85% senior notes due 2029	348	—
5.0% senior notes due 2029	398	397
2.3% senior notes due 2030	897	896
4.85% senior notes due 2030	597	595
2.75% senior notes due 2031	847	847
5.2% senior notes due 2032	497	496
5.6% senior notes due 2032	597	597
5.4% senior notes due 2034	894	894
5.55% senior notes due 2035	893	892
5.65% senior notes due 2036	594	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
Commercial papers	200	—
	10,112	9,163
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(750)	(749)
Long-term debt	$9,361	$8,413
On August 17, 2026, the Company issued $350 million of 4.85% senior notes due 2029 and $600 million of 5.65% senior notes due 2036. The Company received net proceeds of approximately $942 million after debt issuance costs and discounts. The proceeds from the issuance of these notes were used to fund a portion of the acquisition of D-Fend.
On August 6, 2025, the Company borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility (the “2025 364-day facility”) and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. On January 30, 2026, the Company repaid $200 million of the $750 million 2025 364-day facility, reducing the outstanding principal balance to $550 million. On June 26, 2026, the Company exercised its option under the 364-Day Term Loan Credit Agreement to extend the maturity of $250 million of the outstanding principal amount by one year. On August 5, 2026, upon maturity of the 2025 364-day facility, the Company repaid $300 million of the outstanding principal amount, with the remaining $250 million of the outstanding principal amount scheduled to mature in August 2027. Separately, on August 17, 2026, the Company borrowed $300 million under a new 364-day term loan facility. The Company has the option to extend the maturity of up to $150 million of the outstanding principal amount of this new facility by one year. The Company must comply with certain customary covenants with respect to each of the term loan facilities, including a maximum leverage ratio (as defined in each of the related credit agreements). The Company was in compliance with its financial covenants under these facilities as of October 3, 2026. During the three months ended October 3, 2026, the combined weighted average interest rate of both of the 364-day facilities was 4.74%, and the weighted average interest rate of the term loan due 2028 was 4.92%.
The Company has an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement (as defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of October 3, 2026, the Company had $200 million outstanding debt under the commercial paper program, which had a weighted-average interest rate of 4.04% during the three months ended October 3, 2026.

As of October 3, 2026, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of October 3, 2026.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.4 billion and $1.6 billion for the periods ended October 3, 2026 and December 31, 2025, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 3, 2026, and the corresponding positions as of December 31, 2025:

	Notional Amount
Net Buy (Sell) by Currency	October 3, 2026	December 31, 2025
British Pound	$428	$301
Euro	160	191
Canadian dollar	142	115
Australian dollar	(85)	(160)
Danish krone	73	58
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of October 3, 2026, all of the counterparties had investment grade credit ratings. As of October 3, 2026, the Company had $8 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of October 3, 2026 and December 31, 2025:

	Fair Values of Derivative Instruments
October 3, 2026	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$6	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	$11
Total derivatives	$8	$11

	Fair Values of Derivative Instruments
December 31, 2025	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$19
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10	$—
Total derivatives	$10	$19

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and nine months ended October 3, 2026 and September 27, 2025:

	Financial Statement Location	Three Months Ended		Nine Months Ended
Derivatives		October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$5	$(1)	$9	$(24)
Amortized hedge income	Other income (expense)	1	2	3	4
Treasury rate lock settlement	Accumulated other comprehensive income (loss)	3	—	3	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$(3)	$(6)	$(47)	$41
Equity swap contracts	Selling, general and administrative expenses	1	2	2	1
Net Investment Hedges
The Company uses foreign exchange forward and option contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of October 3, 2026, the Company had €175 million of net investment hedges in certain Euro functional subsidiaries.
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
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of October 3, 2026 was $24 million.
Treasury Rate Lock
In 2026, the Company entered into treasury rate agreements to protect against unfavorable interest rate changes relating to $300 million in future debt issuances. The treasury rate agreements are designated and qualified as cash flow hedges. The treasury rate agreements were terminated during the three months ended October 3, 2026, upon the Company's issuance of $600 million of 5.65% senior notes due 2036, for a net settlement gain of $3 million. The accumulated gain recorded in Accumulated Other Comprehensive Income will be reclassified to Interest expense, net on a straight-line basis over the 10-year term of such senior notes.

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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net earnings before income taxes	$678	$725	$1,860	$1,952
Income tax expense	164	161	420	442
Effective tax rate	24%	22%	23%	23%
The effective tax rates for the three and nine months ended October 3, 2026 of 24% and 23%, respectively, were higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, partially offset by excess tax benefits of share-based compensation and the deduction for foreign-derived deduction-eligible income.
The effective tax rates for the three and nine months ended September 27, 2025 of 22% and 23%, respectively, were higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, partially offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended October 3, 2026 of 24% was higher than the effective tax rate for the three months ended September 27, 2025 of 22%, primarily due to lower excess tax benefits of share-based compensation, partially offset by an increased deduction for foreign-derived deduction-eligible income. The effective tax rate for the nine months ended October 3, 2026 of 23% was equal to the effective tax rate for the nine months ended September 27, 2025, primarily due to an increased deduction for foreign-derived deduction-eligible income, offset by lower excess tax benefits of share-based compensation.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact the Company's tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the nine months ended October 3, 2026, the impact of the enacted legislation on the Company's tax position was not material. The Company will continue to assess the ongoing impact of this legislation as further guidance is made available.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest cost	$47	$50	$15	$15	$1	$1
Expected return on plan assets	(74)	(76)	(26)	(28)	(3)	(3)
Amortization of:
Unrecognized net loss	11	7	3	2	1	1
Unrecognized prior service cost (benefit)	—	—	(1)	(1)	—	1
Net periodic pension benefits	$(16)	$(19)	$(9)	$(12)	$(1)	$—

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest cost	$142	$150	$43	$43	$3	$4
Expected return on plan assets	(222)	(229)	(79)	(81)	(9)	(9)
Amortization of:
Unrecognized net loss	30	19	10	5	4	4
Unrecognized prior service cost (benefit)	—	—	(2)	(2)	2	2
Net periodic pension cost (benefits)	$(50)	$(60)	$(28)	$(35)	$—	$1

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Share-based compensation expense included in:
Costs of sales	$22	$14	$64	$42
Selling, general and administrative expenses	56	41	168	116
Research and development expenditures	25	18	75	55
Share-based compensation expense included in Operating earnings	103	73	307	213
Tax benefit	(17)	(16)	(52)	(45)
Share-based compensation expense, net of tax	$86	$57	$255	$168
Decrease in basic earnings per share	$(0.52)	$(0.34)	$(1.54)	$(1.01)
Decrease in diluted earnings per share	$(0.51)	$(0.34)	$(1.52)	$(0.99)
During the nine months ended October 3, 2026, the Company granted 0.5 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $244 million, $40 million and $20 million, respectively, and 0.2 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $48 million and $20 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) Plan (the "401(k) Plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Beginning January 1, 2026, the Company's matching contribution under the 401(k) Plan was made in Company common stock. During the three and nine months ended October 3, 2026, the Company issued 0.03 million and 0.09 million shares of common stock with an aggregate grant-date fair value of $12 million and $39 million, respectively, to fund the 401(k) Plan Company matching contribution.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of October 3, 2026 and December 31, 2025 were as follows:

October 3, 2026	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$8	$—	$8
Common stock and equivalents	28	—	—	28
Liabilities:
Contingent earnout consideration (Note 15)	$—	$—	$214	$214
Foreign exchange derivative contracts	—	11	—	11

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$—	$10
Common stock and equivalents	42	—	—	42
Liabilities:
Contingent earnout consideration (Note 15)	$—	$—	$37	$37
Foreign exchange derivative contracts	—	19	—	19
At October 3, 2026 and December 31, 2025, the Company had $412 million and $735 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's debt as of October 3, 2026 was $9.7 billion. The fair value of debt as of December 31, 2025 was $9.2 billion.
In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets. Refer to Note 15, “Intangible Assets and Goodwill” in this “Part 1 – Financial Information” of this Form 10-Q for more information regarding the details of the contingent earnout consideration. The Company determines the fair value of the contingent earnout consideration liability using a Monte Carlo simulation model, which requires the use of Level 3 inputs, such as projected future net sales, gross margin and cash flows. At the acquisition date, the Company recorded a contingent liability of approximately $38 million, related to the estimated fair value of the contingent earnout consideration, which was included in the purchase price. As of October 3, 2026, the fair value of the contingent earnout consideration was estimated to be $214 million, resulting in charges of $87 million and $178 million recorded within Other Charges in the Company's Consolidated Statement of Operations during the three and nine months ended October 3, 2026, respectively. These non-cash charges are attributable to the Company's updated expectations regarding the achievement of the previously noted financial targets.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of long-term receivables for the three and nine months ended October 3, 2026 and September 27, 2025:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Accounts receivable sales proceeds	$—	$19	$35	$19
Long-term receivables sales proceeds	76	58	181	171
Total proceeds from receivable sales	$76	$77	$216	$190
At October 3, 2026, the Company had retained servicing obligations for $886 million of long-term receivables, compared to $814 million at December 31, 2025. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $350 million at October 3, 2026, compared to $179 million at December 31, 2025.

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
In 2024, after both parties appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), the Court of Appeals, among other items, affirmed the District Court's award of $407.4 million in damages under the Defend Trade Secrets Act, and directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, which remains subject to ruling by the District Court. As of October 3, 2026, as a result of this civil litigation and 2020 bankruptcy proceedings by Hytera America, Inc. and Hytera Communications America (West), Inc., Hytera had paid $245 million against this award, $73 million of which was paid in the first nine months of 2026. These payments were recorded as a gain within Other charges within the Consolidated Statement of Operations.
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
Commitments
During the quarter ended October 3, 2026, the Company entered into a limited partnership agreement with a private equity fund, establishing an unconditional total capital commitment of $100 million. Capital contributions are callable at the discretion of the general partner over the fund’s commitment period ending in February 2031. As of October 3, 2026, no capital contributions have been drawn, the remaining unfunded capital commitment was $100 million and no asset or liability has been recorded on the Company's Condensed Consolidated Balance Sheets.

13.    Segment Information
Significant Segment Expenses

	Three Months Ended
	October 3, 2026			September 27, 2025
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$2,118	$1,258	$3,376	$1,897	$1,112	$3,009
Cost of sales	959	649	1,608	878	577	1,455
Gross margin	1,159	609	1,768	1,019	535	1,554
Selling, general and administrative expenses	396	108	504	384	101	485
Research and development expenditures	165	111	276	146	91	237
Other charges	152	59	211	31	31	62
Operating earnings	$446	$331	$777	$458	$312	$770
Total other expense			(99)			(45)
Earnings before income taxes			$678			$725

	Nine Months Ended
	October 3, 2026			September 27, 2025
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$5,586	$3,637	$9,223	$5,095	$3,207	$8,302
Cost of sales	2,554	1,861	4,415	2,349	1,686	4,035
Gross margin	3,032	1,776	4,808	2,746	1,521	4,267
Selling, general and administrative expenses	1,126	313	1,439	1,079	292	1,371
Research and development expenditures	470	318	788	430	270	700
Other charges	324	146	470	64	88	152
Operating earnings	$1,112	$999	$2,111	$1,173	$871	$2,044
Total other expense			(251)			(92)
Earnings before income taxes			$1,860			$1,952

Capital Expenditures by Segment

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Products and Systems Integration	$32	$34	$87	$72
Software and Services	41	32	103	79
	$73	$66	$190	$151
Depreciation Expense by Segment

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Products and Systems Integration	$22	$23	$66	$68
Software and Services	31	26	93	72
	$53	$49	$159	$140

14.    Reorganization of Business
2026 Charges
During the three months ended October 3, 2026, the Company recorded net reorganization of business charges of $12 million, including $10 million of charges in Other charges and $2 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $12 million were charges of $13 million related to employee separation costs, partially offset by $1 million of reversals for employee separation accruals no longer needed.
During the nine months ended October 3, 2026, the Company recorded net reorganization of business charges of $42 million, including $30 million of charges in Other charges and $12 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $42 million were charges of $46 million related to employee separation costs, partially offset by $4 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

October 3, 2026	Three Months Ended	Nine Months Ended
Products and Systems Integration	$9	$30
Software and Services	3	12
	$12	$42
Reorganization of Businesses Accruals

	January 1, 2026	Additional Charges	Adjustments	Amount Used	October 3, 2026
Employee separation costs	$24	$46	$(4)	$(41)	$25
Employee Separation Costs
At January 1, 2026, the Company had an accrual of $24 million for employee separation costs. The 2026 additional charges of $46 million represent severance costs for approximately 725 employees. The adjustment of $4 million reflects reversals for accruals no longer needed. The $41 million used reflects cash payments to severed employees. The remaining accrual of $25 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at October 3, 2026, is expected to be paid, primarily within one year, to approximately 650 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2025 Charges
During the three months ended September 27, 2025, the Company recorded net reorganization of business charges of $14 million, consisting of $12 million of charges in Other charges and $2 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
During the nine months ended September 27, 2025, the Company recorded net reorganization of business charges of $45 million, consisting of $33 million of charges in Other charges and $12 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $45 million were charges of $46 million related to employee separation costs and $2 million related to exit costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
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
The Company recognized goodwill of $3.0 billion which was allocated primarily to the Products and Systems Integration segment. In addition, the Company recognized $1.9 billion of intangible assets and $411 million of net liabilities, inclusive of $454 million of deferred tax liabilities and $43 million of net tangible assets. Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized including future customer relationships, new technology and the assembled workforce. The goodwill is not deductible for tax purposes.
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
This business is part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting was completed as of the third quarter of 2026.
D-Fend Acquisition
On August 20, 2026, the Company acquired D-Fend for $1.3 billion, net of cash acquired. D-Fend provides advanced counter-drone technology. The Company issued restricted stock at a fair value of $76 million to certain key employees that will be expensed over a service period of three years. The acquisition strengthens the Company's ability to provide public safety and enterprise customers with access to advanced C-UAS designed to safely neutralize rogue drone threats. Additionally, in connection with this acquisition, the Company granted substitute stock option equity awards with a fair value of $50 million, of which $4 million attributable to pre-combination vesting was allocated to the purchase price consideration. The remaining fair value is attributable to post-combination vesting and will be recognized as compensation expense during the post-combination period. The Company recognized $759 million of goodwill, $645 million of identifiable intangible assets and $68 million of net liabilities. The goodwill is not deductible for tax purposes.
The identifiable intangible assets were classified as $20 million of trade names, $317 million of customer relationships and $308 million of developed technology and will be amortized over a period of six, thirteen and twelve years, respectively. The fair values of all intangible assets were estimated using the income approach. Customer relationships were valued under the excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible assets. Developed technology and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. The Company applies significant judgment in determining the estimates and assumptions used to estimate the fair values of the intangible assets, including the forecasted revenue growth rates, customer attrition rate, and discount rate for customer relationships and the forecasted revenue growth rates, royalty rate, and discount rate for developed technology.
This business is part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.

Other Acquisitions
On August 28, 2026, the Company acquired DeepNeuronic for $29 million, net of cash acquired. DeepNeuronic provides AI software that turns live camera feeds into real-time operational insights. The Company issued restricted stock at a fair value of $9 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's video security portfolio by integrating advanced AI capabilities into its video offerings. The Company recognized $28 million of goodwill, $2 million of identifiable intangible assets and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $2 million of developed technology that will be amortized over a period of 10 years. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
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
On November 18, 2025, the Company acquired Blue Eye, a provider of AI-powered enterprise RVM services for $79 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of two years. The acquisition enhances the Company's video security portfolio, serving a wide range of enterprises with real-time intelligence to help reduce loss and damage, mitigate risk and boost profitability. The Company recognized $55 million of goodwill and $24 million of identifiable intangible assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of customer relationships and $15 million of developed technology and will be amortized over a period of twenty and eleven years, respectively. This business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $174 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across its portfolio, including body cameras, fixed video, panic buttons and radios. The Company recognized $117 million of goodwill, $48 million of identifiable intangible assets and $9 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $15 million of customer relationships and $32 million of developed technology and will be amortized over a period of three, nineteen and eleven years, respectively. The business is part of the Software and Services segment. The purchase accounting was completed as of the first quarter of 2026.
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

Intangible Assets
Amortized intangible assets were comprised of the following:

	October 3, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$2,610	$845	$2,285	$679
Customer-related	2,877	1,319	2,515	1,190
Trade name	269	90	247	74
Other intangibles	15	15	15	15
	$5,771	$2,269	$5,062	$1,958
Amortization expense on intangible assets was $97 million and $282 million for the three and nine months ended October 3, 2026, respectively. Amortization expense on intangible assets was $66 million and $142 million for the three and nine months ended September 27, 2025, respectively. The increase in amortization expense period over period is primarily related to amortization of the intangible assets associated with the Silvus acquisition. As of October 3, 2026, annual amortization expense is estimated to be $379 million in 2026, $392 million in 2027, $390 million in 2028, $379 million in 2029, $375 million in 2030 and $370 million in 2031.
Amortized intangible assets were comprised of the following by segment:

	October 3, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$3,221	$749	$2,707	$552
Software and Services	2,550	1,520	2,355	1,406
	$5,771	$2,269	$5,062	$1,958

Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2026 to October 3, 2026:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2026	$4,229	$2,571	$6,800
Goodwill acquired	607	249	856
Purchase accounting adjustments	13	(6)	7
Foreign currency	(2)	5	3
Balance as of October 3, 2026	$4,847	$2,819	$7,666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and nine months ended October 3, 2026 and September 27, 2025, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended October 3, 2026 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of changes in the global trade environment, the dynamic supply chain environment and the memory market on our business, and our actions in response thereto (including with respect to inventory levels); (b) the impact of acquisitions on our business; (c) our plans to assess the impact of changes to tax law on our business; (d) the return of capital to shareholders through dividends and/or repurchasing shares; (e) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (f) our ability to repatriate funds; (g) the liquidity of our investments; (h) our ability to access the capital markets; (i) our use of proceeds from the issuance of notes under our unsecured commercial paper program; (j) adequacy of internal resources to generate adequate amounts of cash to meet expected working capital, capital expenditure and cash requirements; and (k) future cash flows generated from operations, and future uses of cash, investments and debt facilities; and (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; and (b) future hedging activity and expectations of the Company.

Executive Overview
Business Overview
The Company manages the business through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, the Company reports net sales across three principal product lines:
•MCN: Infrastructure, mobile ad-hoc network ("MANET") technology, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")), counter-unmanned aircraft systems (“C-UAS”), software and artificial intelligence ("AI")-powered capabilities. MCN includes installation and integration, backed by managed and support services, to help assure mission-critical communications availability, security and resiliency;
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

Third Quarter Financial Results
•Net sales were $3.4 billion in the third quarter of 2026 compared to $3.0 billion in the third quarter of 2025.
•Operating earnings were $777 million in the third quarter of 2026 compared to $770 million in the third quarter of 2025.
•Net earnings attributable to Motorola Solutions, Inc. was $512 million, or $3.06 per diluted common share, in the third quarter of 2026, compared to $562 million, or $3.33 per diluted common share, in the third quarter of 2025.
•Operating cash flow increased $1 million in the first nine months of 2026 compared to the first nine months of 2025, totaling $1.6 billion in both periods.
•We repurchased $538 million of common stock and paid $602 million in dividends in the first nine months of 2026.
Recent Events
Macroeconomic Environment Update
The global trade landscape continues to shift rapidly, including evolving tariffs and import/export regulations, such as restrictions around rare earth minerals, trade barriers and trade disputes.
On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). On April 20, 2026, the U.S. Customs and Border Protection launched a system to process IEEPA tariff refund claims. Following the implementation of this system, we have determined that the recovery of a portion of these refunds is now probable. Accordingly, during the nine months ended October 3, 2026, we recognized a favorable adjustment of approximately $70 million recorded within Cost of sales in our Condensed Consolidated Statements of Operations.
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

Recent Acquisitions

Segment(s)	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Video Security and Access Control	DeepNeuronic	Provider of AI software that turns live camera feeds into real-time operational insights.	$29 million and share-based compensation of $9 million	August 28, 2026
Products and Systems Integration & Software and Services	Mission Critical Networks	D-Fend	Provider of advanced counter-drone technology.	$1.3 billion and share-based compensation of $76 million	August 20, 2026
Software and Services	Command Center	Hyper	Provider of conversational, agentic AI designed to reduce the burden on understaffed public safety answering points (PSAPs) by handling non-emergency calls.	$23 million and share-based compensation of $2 million	March 24, 2026
Software and Services	Command Center	Exacom	Provider of cloud-native voice and multimedia recording and logging solutions for mission-critical communications.	$67 million and share-based compensation of $1 million	March 11, 2026
Software and Services	Video Security and Access Control	Blue Eye	Provider of AI-powered enterprise remote video monitoring ("RVM") services.	$79 million and share-based compensation of $1 million	November 18, 2025
Products and Systems Integration & Software and Services	Mission Critical Networks	Silvus Technologies	Designer and developer of software-defined high-speed MANET technology.	$4.4 billion and share-based compensation of $20 million	August 6, 2025
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers.	$174 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$240 million and share-based compensation of $6 million	February 21, 2025

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	October 3, 2026	% of Sales*	September 27, 2025	% of Sales*	October 3, 2026	% of Sales*	September 27, 2025	% of Sales*
Net sales from products	$1,999		$1,751		$5,298		$4,731
Net sales from services	1,377		1,258		3,925		3,571
Net sales	3,376		3,009		9,223		8,302
Costs of products sales	800	40.0%	728	41.6%	2,130	40.2%	1,948	41.2%
Costs of services sales	808	58.7%	727	57.8%	2,285	58.2%	2,087	58.4%
Costs of sales	1,608		1,455		4,415		4,035
Gross margin	1,768	52.4%	1,554	51.6%	4,808	52.1%	4,267	51.4%
Selling, general and administrative expenses	504	14.9%	485	16.1%	1,439	15.6%	1,371	16.5%
Research and development expenditures	276	8.2%	237	7.9%	788	8.5%	700	8.4%
Other charges	211	6.3%	62	2.1%	470	5.1%	152	1.8%
Operating earnings	777	23.0%	770	25.6%	2,111	22.9%	2,044	24.6%
Other income (expense):
Interest expense, net	(107)	(3.2)%	(86)	(2.9)%	(315)	(3.4)%	(192)	(2.3)%
Other, net	8	0.2%	41	1.4%	64	0.7%	100	1.2%
Total other expense	(99)	(2.9)%	(45)	(1.5)%	(251)	(2.7)%	(92)	(1.1)%
Net earnings before income taxes	678	20.1%	725	24.1%	1,860	20.2%	1,952	23.5%
Income tax expense	164	4.9%	161	5.4%	420	4.6%	442	5.3%
Net earnings	514	15.2%	564	18.7%	1,440	15.6%	1,510	18.2%
Less: Earnings attributable to non-controlling interests	2	0.1%	2	0.1%	5	0.1%	5	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$512	15.2%	$562	18.7%	$1,435	15.6%	$1,505	18.1%
Earnings per diluted common share	$3.06		$3.33		$8.57		$8.89
* Percentages may not add due to rounding

Results of Operations—Three months ended October 3, 2026 compared to three months ended September 27, 2025
The results of operations for the third quarter of 2026 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	October 3, 2026			September 27, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,469	$860	$2,329	$1,360	$761	$2,121
International	649	398	1,047	537	351	888
	$2,118	$1,258	$3,376	$1,897	$1,112	$3,009
Net sales by major products and services:
Mission Critical Networks (MCN)	$1,784	$727	$2,511	$1,598	$643	$2,241
Video	334	260	594	299	235	534
Command Center	—	271	271	—	234	234
	$2,118	$1,258	$3,376	$1,897	$1,112	$3,009

Operating earnings	$446	$331	$777	$458	$312	$770
Operating margins	21.1%	26.3%	23.0%	24.1%	28.1%	25.6%
Net Sales
The Products and Systems Integration segment’s net sales represented 63% of our net sales in the third quarter of each of 2026 and 2025. The Software and Services segment’s net sales represented 37% of our net sales in the third quarter of each of 2026 and 2025.
Net sales increased $367 million, or 12%, in the third quarter of 2026 compared to the third quarter of 2025. The $221 million, or 12%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 21% in the International region and an increase of 8% in the North America region. The $146 million, or 13%, increase in net sales within the Software and Services segment was driven by an increase of 13% in both the North America and International regions. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $169 million of revenue from acquisitions, driven by an increase in MCN and Video;
•an increase in the Software and Services segment, inclusive of $42 million of revenue from acquisitions, driven by an increase in MCN, Command Center and Video; and
•inclusive of $11 million from favorable currency rates.
Regional results include:
•a 10% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center; and
•a 18% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center.

Products and Systems Integration
The 12% increase in the Products and Systems Integration segment was driven by the following:
•$186 million, or 12%, growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$35 million, or 12%, growth in Video, driven by the International and North America regions; and
•inclusive of $7 million from favorable currency rates.
Software and Services
The 13% increase in the Software and Services segment was driven by the following:
•$84 million, or 13%, growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$37 million, or 16%, growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$25 million, or 11%, growth in Video, inclusive of revenue from acquisitions, driven by the North America region and partially offset by the International region; and
•inclusive of $4 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025	% Change
Gross margin from Products and Systems Integration	$1,159	$1,019	14%
Gross margin from Software and Services	609	535	14%
Gross margin	$1,768	$1,554	14%
Gross margin was 52.4% of net sales in the third quarter of 2026 compared to 51.6% in the third quarter of 2025. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 1.0% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, including favorable mix, partially offset by higher supply chain costs.
•a 0.3% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales, including favorable mix.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025	% Change
SG&A expenses from Products and Systems Integration	$396	$384	3%
SG&A expenses from Software and Services	108	101	7%
SG&A expenses	$504	$485	4%
SG&A expenses increased 4% in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by:
•a $12 million, or 3%, increase in Products and Systems Integration SG&A expenses primarily due to higher expenses associated with acquired businesses, partially offset by lower expenses related to legal matters, including Hytera-related expenses; and
•a $7 million, or 7%, increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses.
SG&A expenses were 14.9% of net sales in the third quarter of 2026 compared to 16.1% of net sales in the third quarter of 2025.

Research and Development ("R&D") Expenditures

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025	% Change
R&D expenditures from Products and Systems Integration	$165	$146	13%
R&D expenditures from Software and Services	111	91	22%
R&D expenditures	$276	$237	16%
R&D expenditures increased 16% in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by:
•a $20 million, or 22%, increase in Software and Services R&D expenditures primarily due to investments in Video, higher expenses associated with acquired businesses, and higher employee incentive costs, including share-based compensation; and
•a $19 million, or 13%, increase in Products and Systems Integration R&D expenditures primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation.
R&D expenditures were 8.2% of net sales in the third quarter of 2026 compared to 7.9% of net sales in the third quarter of 2025.
Other Charges

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025
Other charges from Products and Systems Integration	$152	$31
Other charges from Software and Services	59	31
Other charges	$211	$62
Other charges increased $149 million in the third quarter of 2026 compared to the third quarter of 2025. The increase was primarily driven by:
•an $87 million contingent earnout charge related to the Silvus acquisition in the third quarter of 2026 that did not occur in the third quarter of 2025;
•a $13 million gain on Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets recognized in the third quarter of 2026 compared to $74 million of gains on Hytera litigation in the third quarter of 2025; and
•$97 million of intangible amortization expense in the third quarter of 2026 compared to $66 million of intangible amortization expense in the third quarter of 2025; partially offset by
•$29 million of acquisition related transaction fees in the third quarter of 2026 compared to $55 million of acquisition related transaction fees in the third quarter of 2025, primarily related to the acquisition of Silvus.
Operating Earnings

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025
Operating earnings from Products and Systems Integration	$446	$458
Operating earnings from Software and Services	331	312
Operating earnings	$777	$770
Operating earnings increased $7 million, or 1%, in the third quarter of 2026 compared to the third quarter of 2025. The increase in Operating earnings was due to:
•a $19 million increase in the Software and Services segment, primarily driven by higher sales, including favorable mix, partially offset by higher expenses associated with acquired businesses and an increase in intangible amortization expense; partially offset by
•a $12 million decrease in the Products and Systems Integration segment, primarily driven by a contingent earnout charge related to the Silvus acquisition, lower gains recognized from ongoing Hytera litigation recoveries, and higher supply chain costs, partially offset by higher sales, including favorable mix.

Interest Expense, net

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025
Interest expense, net	$(107)	$(86)
The $21 million increase in Interest expense, net in the third quarter of 2026 compared to the third quarter of 2025 was primarily driven by higher outstanding debt and lower interest income.
Other, net

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025
Other, net	$8	$41
The $33 million decrease in Other, net in the third quarter of 2026 compared to the third quarter of 2025 was primarily driven by:
•a $9 million loss on fair value adjustments to equity investments in the third quarter of 2026 compared to a $8 million gain on fair value adjustments to equity investments in the third quarter of 2025;
•a $4 million loss on foreign currency in the third quarter of 2026 compared to a $4 million gain on foreign currency in the third quarter of 2025; and
•$25 million of net periodic pension and postretirement benefit in the third quarter of 2026 compared to $31 million of net periodic pension and postretirement benefit in the third quarter of 2025.
Effective Tax Rate

	Three Months Ended
(In millions)	October 3, 2026	September 27, 2025
Income tax expense	$164	$161
The effective tax rate for the three months ended October 3, 2026 of 24% was higher than the effective tax rate for the three months ended September 27, 2025 of 22%, primarily due to lower excess tax benefits of share-based compensation, partially offset by an increased deduction for foreign-derived deduction-eligible income.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact our tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the three months ended October 3, 2026, the impact of the enacted legislation on our tax position was not material. We plan to continue to assess the ongoing impact of this legislation as further guidance is made available.

Results of Operations—Nine months ended October 3, 2026 compared to Nine months ended September 27, 2025

	Nine Months Ended
	October 3, 2026			September 27, 2025
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$3,895	$2,501	$6,396	$3,789	$2,211	$6,000
International	1,691	1,136	2,827	1,306	996	2,302
	$5,586	$3,637	$9,223	$5,095	$3,207	$8,302
Net sales by major products and services:
Mission Critical Networks (MCN)	$4,639	$2,120	$6,759	$4,269	$1,878	$6,147
Video	947	740	1,687	826	672	1,498
Command Center	—	777	777	—	657	657
	$5,586	$3,637	$9,223	$5,095	$3,207	$8,302

Operating earnings	$1,112	$999	$2,111	$1,173	$871	$2,044
Operating margins	19.9%	27.5%	22.9%	23.0%	27.2%	24.6%
Net Sales
The Products and Systems Integration segment's net sales represented 61% of our net sales in the first nine months of each of 2026 and 2025. Net sales from the Software and Services segment represented 39% of our net sales in the first nine months of each of 2026 and 2025.
Net sales increased $921 million, or 11%, in the first nine months of 2026 compared to the first nine months of 2025. The $491 million, or 10%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 29% in the International region and an increase of 3% in the North America region. The $430 million, or 13%, increase in net sales within the Software and Services segment was driven by an increase of 13% in the North America region and an increase of 14% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $562 million of revenue from acquisitions, driven by an increase in MCN and Video;
•an increase in the Software and Services segment, inclusive of $112 million of revenue from acquisitions, driven by an increase in MCN, Command Center and Video; and
•inclusive of $105 million from favorable currency rates.
Regional results include:
•a 23% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center; and
•a 7% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center.
Products and Systems Integration
The 10% increase in the Products and Systems Integration segment was driven by the following:
•$370 million, or 9% growth in MCN, inclusive of revenue from acquisitions, driven by the International and North America regions;
•$121 million, or 15% growth in Video, driven by the North America and International regions; and
•inclusive of $56 million from favorable currency rates.

Software and Services
The 13% increase in the Software and Services segment was driven by the following:
•$242 million, or 13% growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$120 million, or 18% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$68 million, or 10% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•inclusive of $49 million from favorable currency rates.
Gross Margin

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	% Change
Gross margin from Products and Systems Integration	$3,032	$2,746	10%
Gross margin from Software and Services	1,776	1,521	17%
Gross margin	$4,808	$4,267	13%
Gross margin was 52.1% of net sales in the first nine months of 2026 compared to 51.4% in the first nine months of 2025. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 0.4% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, including favorable mix, and IEEPA tariff refunds, partially offset by higher supply chain costs; and
•a 1.4% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales, including favorable mix.
Selling, General and Administrative ("SG&A") Expenses

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	% Change
SG&A expenses from Products and Systems Integration	$1,126	$1,079	4%
SG&A expenses from Software and Services	313	292	7%
SG&A expenses	$1,439	$1,371	5%
SG&A expenses increased 5% in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by:
•a $47 million, or 4%, increase in Products and Systems Integration SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation, partially offset by lower expenses related to legal matters, including Hytera-related expenses; and
•a $21 million, or 7%, increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation, partially offset by lower expenses related to legal matters.
SG&A expenses were 15.6% of net sales in the first nine months of 2026 compared to 16.5% of net sales in the first nine months of 2025.

Research and Development ("R&D") Expenditures

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	% Change
R&D expenditures from Products and Systems Integration	$470	$430	9%
R&D expenditures from Software and Services	318	270	18%
R&D expenditures	$788	$700	13%
R&D expenditures increased 13% in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by:
•a $48 million, or 18%, increase in Software and Services R&D expenditures primarily due to investments in Video, higher expenses associated with acquired businesses, and higher employee incentive costs, including share-based compensation; and
•a $40 million, or 9%, increase in Products and Systems Integration R&D expenditures primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation.
R&D expenditures were 8.5% of net sales in the first nine months of 2026 compared to 8.4% of net sales in the first nine months of 2025.
Other Charges

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Other charges from Products and Systems Integration	$324	$64
Other charges from Software and Services	146	88
Other charges	$470	$152
Other charges increased by $318 million in the first nine months of 2026 compared to the first nine months of 2025. The increase was driven primarily by:
•$178 million of contingent earnout charges related to the Silvus acquisition in the first nine months of 2026 that did not occur in the first nine months of 2025;
•$282 million of intangible amortization expense in the first nine months of 2026 compared to $142 million of intangible amortization expense in the first nine months of 2025, an increase primarily due to amortization of intangible assets from the acquisition of Silvus; and
•$73 million of gains on the Hytera litigation for the amounts recovered through legal proceedings due to the theft of our trade secrets in the first nine months of 2026 compared to $94 million of gains on Hytera litigation in the first nine months of 2025; partially offset by
•$42 million of acquisition related transaction fees in the first nine months of 2026 compared to $63 million of acquisition related transaction fees in the first nine months of 2025.
Operating Earnings

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Operating earnings from Products and Systems Integration	$1,112	$1,173
Operating earnings from Software and Services	999	871
Operating earnings	$2,111	$2,044
Operating earnings increased $67 million, or 3%, in the first nine months of 2026 compared to the first nine months of 2025. The increase in Operating earnings was due to:
•a $128 million increase in the Software and Services segment, primarily driven by higher sales, including favorable mix and improved operating leverage, partially offset by higher employee incentive costs, including share-based compensation, higher expenses associated with acquired businesses, and an increase in intangible amortization expense; partially offset by
•a $61 million decrease in the Products and Systems Integration segment, primarily driven by contingent earnout charges related to the Silvus acquisition, an increase in intangible amortization expense, higher supply chain costs, and higher expenses associated with acquired businesses, partially offset by higher sales including favorable mix, IEEPA tariff refunds, and lower expenses related to legal matters, including Hytera-related expenses.

Interest Expense, net

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Interest expense, net	$(315)	$(192)
The $123 million increase in Interest expense, net in the first nine months of 2026 compared to the first nine months of 2025 was primarily driven by higher outstanding debt.
Other, net

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Other, net	$64	$100
The $36 million decrease in Other, net in the first nine months of 2026 compared to the first nine months of 2025 was primarily driven by:
•a $47 million loss on derivative instruments in the first nine months of 2026 compared to a $41 million gain on derivative instruments in the first nine months of 2025;
•a $1 million loss on fair value adjustments to equity investments in the first nine months of 2026 compared to a $21 million gain on fair value adjustments to equity investments in the first nine months of 2025; and
•$76 million of net periodic pension and postretirement benefit in the first nine months of 2026 compared to $92 million of net periodic pension and postretirement benefit in the first nine months of 2025; partially offset by
•a $31 million gain on foreign currency in the first nine months of 2026 compared to a $57 million loss on foreign currency in the first nine months of 2025.
Effective Tax Rate

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Income tax expense	$420	$442
The effective tax rate for the nine months ended October 3, 2026 of 23% was equal to the effective tax rate for the nine months ended September 27, 2025, primarily due to an increased deduction for foreign-derived deduction-eligible income, offset by lower excess tax benefits of share-based compensation.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact our tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. Certain provisions of this legislation were effective for the 2025 fiscal year, whereas other provisions became effective starting in 2026. For the nine months ended October 3, 2026, the impact of the enacted legislation on our tax position was not material. We plan to continue to assess the ongoing impact of this legislation as further guidance is made available.

Reorganization of Business
During the third quarter of 2026, we recorded net reorganization of business charges of $12 million, including $10 million of charges recorded within Other charges and $2 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations related to employee separation costs. Included in the $12 million were charges of $13 million related to employee separation costs, partially offset by $1 million of reversals for employee separation accruals no longer needed.
During the first nine months of 2026, we recorded net reorganization of business charges of $42 million, including $30 million of charges recorded within Other charges and $12 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $42 million were charges of $46 million related to employee separation costs, partially offset by $4 million of reversals for employee separation accruals no longer needed.
During the third quarter of 2025, we recorded net reorganization of business charges of $14 million, including $12 million of charges recorded within Other charges and $2 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
During the first nine months of 2025, we recorded net reorganization of business charges of $45 million, including $33 million of charges recorded within Other charges and $12 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $45 million were charges of $46 million related to employee separation costs and $2 million related to exit costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.

The following table displays the net charges incurred by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Products and Systems Integration	$9	$9	$30	$31
Software and Services	3	5	12	14
	$12	$14	$42	$45
Cash payments for employee severance in connection with the reorganization of business plans were $41 million in the first nine months of 2026 and $48 million in the first nine months of 2025. The reorganization of business accrual at October 3, 2026 was $25 million related to employee separation costs that are expected to be paid primarily within one year.

Liquidity and Capital Resources

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash flows provided by (used for):
Operating activities	$1,582	$1,581
Investing activities	(1,768)	(4,972)
Financing activities	(163)	2,111
Effect of exchange rates on cash and cash equivalents	(42)	72
Decrease in cash and cash equivalents	$(391)	$(1,208)
Cash and Cash Equivalents
At October 3, 2026, $490 million of the $774 million cash and cash equivalents balance was held in the U.S. and $284 million was held in other countries.
Operating Activities
Cash flows provided by operating activities increased by $1 million in the first nine months of 2026 compared to the first nine months of 2025, totaling $1.6 billion in both periods, driven primarily by:
•Expanded operating earnings of $67 million driven by an increase in net sales and gross profit, inclusive of higher non-cash charges of $445 million which included contingent earnout charges related to the Silvus acquisition, depreciation and intangible asset amortization expense and share-based compensation expense; partially offset by
•An increase in cash paid for income and withholding taxes, net of refunds, of $61 million, primarily driven by higher cash tax payments on our U.S. federal income tax return;
•An increase of $164 million in cash paid for interest driven by elevated levels of outstanding debt issued in connection with the funding of the Silvus acquisition in 2025;
•An increase of $50 million in cash paid for employee contributions into the employee stock purchase plan due to timing of the settlement window; and
•An increase in cash used for working capital, primarily due to higher investments in inventory of $396 million to provide operational flexibility to respond to customer demand and mitigate production risks associated with supply chain volatility, partially offset by improved collections of trade receivables and favorable billing terms across our contract assets and contract liabilities, which contributed $320 million year over year.
Investing Activities
The decrease in cash flows used for investing activities in the first nine months of 2026 compared to the first nine months of 2025 was due to a $3.2 billion decrease in cash used for acquisitions and investments, primarily reflecting the acquisition of D-Fend for $1.3 billion in 2026 compared to the acquisition of Silvus for $4.4 billion in 2025.

Financing Activities
The increase in cash flows used for financing activities in the first nine months of 2026 compared to the cash flows provided by financing activities in the first nine months of 2025 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$1.8 billion decrease in net proceeds from the issuance of debt in the first nine months of 2026 driven by the issuance of our 4.85% senior notes due 2029 and 5.65% senior notes due 2036 compared to the issuance of debt in the first nine months of 2025 driven by the issuance of our 4.85% senior notes due 2030, 5.2% senior notes due 2032, 5.55% senior notes due 2035, and term loan due 2028 (defined below);
•$423 million decrease in net proceeds from short-term borrowings, including commercial paper, in the first nine months of 2026 compared to the first nine months of 2025;
•$178 million increase in the repayment of short-term debt driven by the partial repayment of our 2025 364-day facility in the first nine months of 2026 compared to the repayment of our 7.5% debentures and 6.5% debentures in the first nine months of 2025; and
•$56 million increase in the payment of dividends in the first nine months of 2026 compared to the first nine months of 2025; partially offset by
•$121 million decrease in cash used for the purchase of common stock in the first nine months of 2026 compared to the first nine months of 2025; and
•$48 million increase in cash provided by the issuance of common stock in the first nine months of 2026 compared to the first nine months of 2025.
Sales of Receivables
The following table summarizes the proceeds received from sales of long-term customer financing receivables for the three and nine months ended October 3, 2026 and September 27, 2025:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Accounts receivable sales proceeds	$—	$19	$35	$19
Long-term receivables sales proceeds	76	58	181	171
Total proceeds from receivable sales	$76	$77	$216	$190
Debt
We had outstanding debt of $10.1 billion at October 3, 2026, of which $750 million was current. We had outstanding debt of $9.2 billion at December 31, 2025, of which $749 million was current.
On August 17, 2026, we issued $350 million of 4.85% senior notes due 2029 and $600 million of 5.65% senior notes due 2036. We received net proceeds of approximately $942 million after debt issuance costs and discounts. The proceeds from the issuance of these notes were used to fund a portion of the acquisition of D-Fend.
On August 6, 2025, we borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility (the “2025 364-day facility”) and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. On January 30, 2026, we repaid $200 million of the $750 million 2025 364-day facility, reducing the outstanding principal balance to $550 million. On June 26, 2026, we exercised our option under the 364-Day Term Loan Credit Agreement to extend the maturity of $250 million of the outstanding principal amount by one year. On August 5, 2026, upon maturity of the 2025 364-day facility, we repaid $300 million of the outstanding principal amount, with the remaining $250 million of the outstanding principal amount scheduled to mature in August 2027. Separately, on August 17, 2026, we borrowed $300 million under a new 364-day term loan facility. We have the option to extend the maturity of up to $150 million of the outstanding principal amount of this new facility by one year. We must comply with certain customary covenants with respect to each of the term loan facilities, including a maximum leverage ratio (as defined in each of the related credit agreements). We were in compliance with our financial covenants under these facilities as of October 3, 2026. During the three months ended October 3, 2026, the combined weighted average interest rate of both of the 364-day facilities was 4.74%, and the weighted average interest rate of the term loan due 2028 was 4.92%.
We have an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement (as defined below), under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of October 3, 2026, we had $200 million outstanding debt under the commercial paper program, which had a weighted-average interest rate of 4.04% during the three months ended October 3, 2026.

We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of October 3, 2026.
We have investment grade ratings on our senior unsecured long-term debt. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
Through a series of actions, including approval in September 2026 to increase the authorized amount by $2.0 billion, the Board of Directors has authorized an aggregate share repurchase amount of up to $20.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. During the three and nine months ended October 3, 2026, we repurchased approximately 0.2 million and 1.3 million shares at an average price of $457.07 and $426.48 per share for an aggregate amount of $94 million and $538 million, respectively, excluding transaction costs and excise tax. As of October 3, 2026, we had used approximately $17.5 billion of the share repurchase authority to repurchase shares, leaving $2.5 billion of authority available for future repurchases.
Dividends
During the three and nine months ended October 3, 2026, we paid $200 million and $602 million, respectively, in cash dividends to holders of our common stock. Subsequent to the end of the quarter, we paid an additional $201 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $350 million at October 3, 2026, compared to $179 million at December 31, 2025.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” and "Recently Adopted Accounting Pronouncements" in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the nine months ended October 3, 2026. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On August 28, 2026, the Company issued 18,872 shares of common stock in connection with the acquisition of DeepNeuronic to certain former shareholders of DeepNeuronic. The stock was issued for an aggregate grant date fair value of $9 million that will be expensed over an average service period of three years.
On August 20, 2026, the Company issued 168,674 shares of common stock in connection with the acquisition of D-Fend to certain former shareholders of D-Fend. The stock was issued for an aggregate grant date fair value of $76 million that will be expensed over an average service period of three years.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 3, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
7/2/2026 to 7/30/2026	21,857	$406.41	21,857	$630,178,562
7/31/2026 to 8/27/2026	11,568	$486.32	11,568	$624,552,848
8/28/2026 to 10/1/2026	173,215	$461.50	173,215	$2,544,613,528
Total	206,640	$457.07	206,640
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended October 3, 2026.
(2)As originally announced on July 28, 2011, and subsequently amended, including a $2.0 billion increase approved by the Board of Directors during the third quarter of 2026, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $20.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of October 3, 2026, the Company had used approximately $17.5 billion to repurchase shares, leaving $2.5 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended October 3, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
November 4, 2026